Form 10-K
period 2010-08-31
Obscene Jeans Corp.
filed 2010-09-20
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended August 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 20__, to __________, 20__

Commission File Number

333-166064

Obscene Jeans Corporation

(Exact Name of Registrant as Specified in its Charter)

Florida	27-1070374
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1522 Romallo Lane, Sarasota, Florida 34232

(Address of Principal Executive Offices)

(941) 330-7648

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

$.0001 par value preferred stock	Over the Counter Bulletin Board
$.0001 par value common stock	Over the Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2010 was $0.

There were 12,000,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of September 16, 2010.

Documents incorporated by reference:  none

OBSCENE JEANS CORPORATION

FORM 10-K INDEX

OBSCENE JEANS CORPORATION

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Obscene Jeans Corporation industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” ”believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

OVERVIEW

We are a development stage company and were incorporated in the State of Florida on September 21, 2009, as a for-profit company, and an established fiscal year end of August 31. We intend to design our woman's line of jeans branded as "Obscene Brand Jeans" internally and enter into outsourcing agreements for the manufacturing, marketing, selling and distributing agreements with independent agents, each of whom is to be granted exclusive rights to market and sell "Obscene Brand Jeans" in its respective territory. We intend to include a line of complimentary t-shirts, jackets and sweatshirts to accent the base of our intended collection.

We intend to use the latest materials, newest ideas in washes and stitching techniques and Ms. Stark-Cappelli's creative abilities that were enhanced during her 15 years of jean design, operations and management in the Florence, Italy apparel industry. Ms. Stark-Cappelli intends to utilize her experience for the creation of the "Obscene Brand Jean" collection along with the culture, creativity and passion for detail that comes from her 15 year experience in Florence, Italy apparel market.

The product line is intended to cater women who generally shop for high end, boutique or specialized clothing lines. We intend to market our product line for the United States and Italy. Our jeans are going to be designed by Ms. Stark-Cappelli at our offices in Sarasota Florida. Ms. Stark-Cappelli served as President of Excentrix s.r.l in Florence, Italy where she designed, tested and sourced production of the company's jean collection as well as t-shirts, jackets and sweat shirts for distribution throughout Europe, Asia and the USA in Florence, Italy from January 1998 to June 2006. We do not currently have a management or design agreement in place with Ms. Stark-Cappelli and don't anticipate entering into an agreement with Ms. Stark-Cappelli until we raise at least $500,000 in order to fully implement our current business plan.

We anticipate that the design and testing of "Obscene Brand" jeans will take up to 9 months. Once the jeans are designed and tested, we can move onto engaging companies to manufacture, distribute and market our products. We plan to structure our outsourcing agreements to protect our proprietary designs and ensure efficient production and sales of our products. We anticipate that we will enter into manufacturing agreements with independent contractors based on a per unit price of production. We also anticipate that outsourcing agreements relating to marketing, selling and distributing will be entered into on an independent contractor basis and that each contractor will be provided with a geographical area in which they will have exclusive rights to market, sell and distribute our products. We expect that these contracts will earn a commission on the sales of our products on a per unit basis.

We intend to support our independent sales agents and distributors through attendance at all of the major trade and fashion industry exhibitions, advertising in trade publications and by intending to market and sell our products via our website "obscenejeans.com". We have registered the domain name "obscenejeans.com", however we have not yet began development of our website. Our intended initial strategy is to limit distribution to high-end boutique and department store retailers, building a reputation for producing fresh and innovative quality design products with on-time delivery. We do not currently plan to launch an aggressive advertising campaign through television, radio or print media. We intend to develop and market our high fashion jeans for sale in the United States and Italy to upscale retailers.

We intend to produce and sell only women's styles of jeans. We expect that Obscene Brand Jeans will be made with high quality fabrics that are gently and naturally aged, hand finished, and accessorized with rich materials such as medieval Florentine steel mesh as well as other types of metallic knits.

We intend to produce our products in the U.S.A., utilizing independent contractors. Currently, we have no agreements with contract manufacturers to produce our products. The intended product line includes a Spring/Summer and Fall/Winter collection of Obscene Brand Jeans and complimentary t-shirts, jackets and sweatshirts. We intend to design a total of 10-15 separate styles of jeans.

We have not generated any revenues to date and our activities have been limited to developing our business plan. We will not have the necessary capital to develop our Business Plan until we are able to secure additional financing.

There can be no assurance that such financing will be available on suitable terms. Please see "Risk Factors" elsewhere in this Prospectus for a full discussion on this potential business risk.

We have no plans to change our business activities or to combine with another business and are not aware of any events or circumstances that might cause us to change our plans. We have no revenues; have incurred losses since inception, have no operations, have been issued a going concern opinion from our auditors and rely upon the sale of our securities to fund operations.

Business Strategy

Our strategy is to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest, jeans. We plan to limit distribution to the more exclusive retailers, specialty stores and department stores in an effort to maintain the intended unique nature of our brand and sell our Obscene Jeans Brand in the range of $150 to $200 per pair. We intend to utilize independent contract manufacturers located in the United States so that we can truthfully brand our products as having been "made in the U.S.A" and because, by using contract manufacturers we are better able to control our costs and keep fixed overhead to a minimum. We plan to update our product offerings-style, fit and washes every 6 months to be seen as a trend setter in the contemporary better jeans market. Currently, we have no agreements with contract manufacturers.

Sales and Marketing Strategy

We anticipate to market and distribute Obscene Jeans Brand in the United States and Italy by attendance at industry and trade shows and intend to enter into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell Obscene Jeans Brand in their respective territory. We currently have no agreements in place with commissioned sales agents. We currently have no distribution agreements with distributors.  Our vision is to market the most popular casual wear in the United States and abroad, being jeans, to fashion conscious consumers looking for a pair of jeans with unquestionably superior fit, finish, fabric and style.

We intend to market, sell and distribute our Obscene Jeans products through attendance at all of the major trade and fashion industry exhibitions, advertising in trade publications and via our anticipated website: "obscenejeans.com". We have registered the domain name, but have not yet began the development of this website. We intend to enter into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell in their respective territory. We currently have no such agreements in place with commissioned sales agents and distributors. Our intended initial strategy is to limit distribution to high-end retailers, building a reputation for producing fresh and innovative quality design products with on-time delivery. We do not currently plan to launch an aggressive advertising campaign to the consumer.

Raw Materials and Manufacturing

We intend to purchase our fabrics where possible from United States fabric manufacturers. We intend to purchase our thread and other materials from various industry suppliers in the United States. Although the denim fabric that we intend to use in the manufacture of our jeans is of the highest quality, it is readily available from a large number of suppliers including mills in the United States and if necessary, from abroad.

We intend to outsource all of our manufacturing to independent contractors located in the United States. We intend for the contractor to purchase the fabric, sew and finish our products to our design and specifications. Our management believes that this process will enable us to manufacture our jeans without requiring a large amount of working capital. We intend to inspect the fabrics and the finished goods prior to shipping them as part of our quality control program. We plan to continue to outsource most, if not all, of our production. We intend to have other contractors developing our jackets, t-shirts and sweatshirts. Further, we recognize that as we grow, we will require additional contractors.

Products

Our intended principal products are the high fashion "Obscene Brand Jeans" that we intend to design, market and sell. These jeans are intended to be sold in the United States and Italy to high-end retailers, department stores and boutiques, as well as through a website we intend to develop.

Our management anticipates that we will initially sell only women's styles of jeans. The Obscene Jeans Brand products are anticipated to be made with high quality fabrics from the United States., that are gently and naturally aged, hand finished, and accented with rich materials such as medieval Florentine steel mesh as well as other types of metallic knits

We intend to produce our products in the United States utilizing independent contractors. The intended product line includes a Spring/Summer and Fall/Winter collection of Obscene Jeans Brand complimented with t-shirts, jackets and sweatshirts. We intend to design a total of 10-15 different styles of jeans catering to the intended audience. The 10-15 collections are anticipated to be named and designed to address Brooklyn, Bronx, Catskill, Chelsea, Harlem, Lexington, Manhattan, Park Avenue, Riverside, Times Square, Tribeca, Union Square and So Ho design looks.

The Obscene Jeans Brand is anticipated to be purchased by affluent consumers who shop in hi-end boutiques and department stores and who want to wear and be seen in the latest, trendiest, and stylish styles of jeans.

We anticipate that the logo and theme of the Obscene Jeans Brand will have a silhouette of a woman that will be printed or stitched onto the jeans representing named brand recognition. We have not yet fully developed our logo.

We have not generated any revenues to date and our activities have been limited to developing our business plan. We will not have the necessary capital to develop or execute our business plan until the company is able to secure financing. There can be no assurance that such financing will be available on suitable terms.

Market

According to the Los Angeles Times May 22, 2009, Article "Designer jeans seem recession-proof" written by Ronald D. White (http://articles.latimes.com/2009/may/22/business/fi-jeans22). While consumer spending remains woefully depressed, expensive designer jeans have been one of the few bright spots for manufacturers and retailers according to NPD Group Inc., a market research company. Sales of premium brand jeans grew by 17% during 2008 and managed a 2.3% increase in the month period that ended in February of 2009, making premium denim one of a few "pockets of growth in an otherwise fizzling fashion market," NPD Group said. "The denim business represents 10% of the total apparel business" Ten years ago it was only about 7% of the business. It's a $200 billion business. The average woman owns eight pairs of jeans, according to Cotton Inc.'s Lifestyle Monitor research. The above information can be viewed at: http://articles.latimes.com/2009/may/22/business/fi-jeans22.

The hi-end designer jeans market is a category we intend to pursue by designing, producing, marketing and selling premium quality and design apparel for women. The market is comprised of major and minor companies that provide designer jeans and complimentary clothing which is connected with their designer collections.

Our management believes that based on the size of the jean market, the growth of the high-end designer jean niche and the design experience that Ms. Rachael Stark-Cappelli brings to the company; Obscene Jeans Corp. can become a player in this fragmented industry.

COMPETITION

The apparel industry is intensely competitive. We intend to compete against small companies like ours, as well as large companies that have similar business. Additionally, we will be competing with large marketing companies, importers and distributors that sell products similar to, or competitive, with ours. Examples of companies with whom we intend to compete with include Innovo Group Inc. (Joe's Jeans Inc.) True Religion Jeans, Levi Strauss & Co., Giorgio Armani, Polo Ralph Lauren Corporation, Calvin Klein, Nautica Enterprises, Guess, Tommy Hilfiger Corp., Gap, Inc., Abercrombie & Fitch.

Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

   •   develop highly marketable jean styles;

   •   develop relationships with major distributors; and

   •   increase our financial resources.

We believe that our competitive strengths lie with Ms. Stark-Cappelli's extensive experience in the clothing industry in Italy. We believe that Ms. Stark-Cappelli's experience and knowledge, gained by working with Italian craftsman experienced in design, fabric, embroidery, washing and stitching techniques, will allow it to compete effectively in the jean industry by producing highly marketable products.

However, there can be no assurance that even if we do these things and our jeans are produced as intended, that we will be able to compete effectively with the other companies in our industry.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of August 31, 2010, we have no employees other than Ms. Stark-Cappelli, our sole officer and director. Ms. Stark-Cappelli has the flexibility to work on our business up to 10 to 25 hours per week. She is prepared to devote more time to our operations as may be required and we do not have any employment agreements with her.

We do not presently have, pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officer.

During the initial implementation of our marketing strategy, we intend to hire independent consultants to develop and execute our business plan.

ITEM 1A.	RISK FACTORS

BECAUSE WE HAVE NOT PRODUCED A SAMPLE OF OUR OBSCENE BRAND JEANS AND COMPLIMENTED PRODUCTS, THESE PRODUCTS, MAY NOT WORK OR FIT PROPERLY AND/OR THE PRODUCTION COST CAN EXCEED EXPECTATIONS

We have not produced any samples of our products therefore; we do not know the exact cost of production. In the case of a higher than expected cost of production, then we will not be able to offer our products at a competitive price in the high fashion apparel market place. Furthermore, we may find problems in the manufacturing process and/or product function. If we are unable to develop our products, we will have to cease our operations, resulting in the complete loss of your investment.

OUR LACK OF AN OPERATING HISTORY GIVES NO ASSURANCE THAT OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES, WHICH COULD RESULT IN THE SUSPENSION OR END OF OUR OPERATIONS

We were incorporated on September 21, 2009 and we have not realized any revenues to date. We have very little operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the completion of this offering and our ability to generate revenues through sales of our products.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future.  Failure to generate revenues may cause us to go out of business.

WE ARE A NEW COMPANY WITH NO OPERATING HISTORY AND WE FACE A HIGH RISK OF BUSINESS FAILURE WHICH WOULD RESULT IN THE LOSS OF YOUR INVESTMENT

We are a development stage company formed recently to carry out the activities described in this prospectus and thus have only a limited operating history upon which an evaluation of its prospectus can be made. We were incorporated on September 21, 2009 and to date have been involved primarily in the development of our business plan. We have limited business operations. Thus, there is no internal or industry-based historical financial data upon which to estimate our planned operating expenses.

We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of market factors including, among others, the entry of new competitors offering a similar product; the availability of motivated and qualified personnel; the initiation, renewal or expiration of our customer base; pricing changes by the Company or its competitors, specific economic conditions in the jeans market and general economic conditions. Accordingly, our future sales and operating results are difficult to forecast.

As of the date of this prospectus, we have earned no revenue. Failure to generate revenue will cause us to go out of business, which could result in the complete loss of your investment.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR DOES NOT HAVE SIGNIFICANT EXPERIENCE IN STARTING A JEANS PRODUCTS COMPANY AND WE LACK CUSTOMERS AND SUPPLIERS, OUR BUSINESS HAS A HIGHER RISK OF FAILURE

Although our Chief Executive Officer and Director has extensive business experience, she does not have experience in developing a new company or in the development of a Website for e-commerce. Additionally, we currently have no contracts or agreements with customers or suppliers or manufacturers of our intended products. Therefore, without this experience, contracts or suppliers, our management's business experience may not be enough to effectively start-up and maintain our company. As a result, the implementation of our business plan may be delayed, or eventually, unsuccessful.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT OUR MARKETING ACTIVITIES. AS A RESULT, OUR SALES MAY NOT BE ENOUGH TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS

Due to the fact we are small and do not have much capital, we must limit our marketing activities to potential customers having the likelihood of purchasing our products. We intend to generate revenue through the sale of our products. Because we will be limiting the scope of our marketing activities, we may not be able to generate enough sales to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

OUR PRODUCTS MAY NOT FIND ACCEPTANCE FOR OUR PRODUCTS IN HIGH END BOUTIQUES AND DEPARTMENT STORES.

We are a new company with no established visibility or recognition in the clothing industry. We anticipate our jean products to be positioned as a high end product with a corresponding price point. However, since our brand is not established and our products are not going to be recognized within the industry, we may have trouble placing our products with distributors who cater to high end boutiques and department stores. If we are not able to have our products sold at high end boutiques and department stores, we may not be able to generate revenues and our business plan may fail.

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE WHICH COULD NEGATIVELY AFFECT OUR PROFIT

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future equity sales; the level of commercial acceptance by retailers and consumers of our products; fluctuations in the demand for Obscene Jeans products; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and general economic conditions.

If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results.

OUR SOLE OFFICER AND DIRECTOR MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF HER TIME TO OUR OPERATIONS, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS AND EVEN BUSINESS FAILURE

Ms. Stark-Cappelli, our sole officer and director, has other outside business activities and is devoting approximately 10-25 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Ms. Stark-Cappelli, which may result in periodic interruptions or suspensions of our business plan. Such delays could have a significant negative effect on the success of the business.

KEY MANAGEMENT PERSONNEL MAY LEAVE THE COMPANY WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS

Because we are entirely dependent on the efforts of its sole officer and director, her departure or the loss of other key personnel in the future, could have a material adverse effect on the business. We believe that all commercially reasonable efforts have been made to minimize the risks attendant with the departure by key personnel from service.

However, there is no guarantee that replacement personnel, if any, will help the Company to operate profitably. We do not maintain key person life insurance on our sole officer and director.

IF OUR COMPANY IS DISSOLVED, IT IS UNLIKELY THAT THERE WILL BE SUFFICIENT ASSETS REMAINING TO DISTRIBUTE TO OUR SHAREHOLDERS

In the event of the dissolution of our company, the proceeds realized from the liquidation of our assets, if any, will be used primarily to pay the claims of our creditors, if any, before there can be any distribution to the shareholders. In that case, the ability of purchasers of the offered shares to recover all or any portion of the purchase price for the offered shares will depend on the amount of funds realized and the claims to be satisfied there from.

IF WE ARE UNABLE TO GAIN ANY SIGNIFICANT MARKET ACCEPTANCE FOR OUR PRODUCTS OR ESTABLISH A SIGNIFICANT MARKET PRESENCE, WE MAY BE UNABLE TO GENERATE SUFFICIENT REVENUE TO CONTINUE OUR BUSINESS

Our growth strategy is substantially dependent upon our ability to market our products successfully to prospective customers. However, our planned products may not achieve significant acceptance. Such acceptance, if achieved, may not be sustained for any significant period of time. Failure of our products to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions and the results of our operations.

MANAGEMENT'S ABILITY TO IMPLEMENT THE BUSINESS STRATEGY MAY BE SLOWER THAN EXPECTED AND WE MAY BE UNABLE TO GENERATE A PROFIT

Our plans include obtaining business from high end boutique, department store retailers which may not occur. Our growth strategy is subject to significant risks which you should carefully consider before purchasing the shares we are offering.

Although we plan on designing products carefully, the products may be slow to achieve profitability, or may not become profitable at all, which will result in losses. There can be no assurance that we will succeed.

We may be unable to enter into its intended markets successfully. The factors that could affect our growth strategy include our success in(a) obtaining orders from high end boutique and department store retailers and our E-Commerce Website, (b) obtaining adequate financing on acceptable terms, and (c) adapting our internal controls and operating procedures to accommodate our future growth.

Our systems, procedures and controls may not be adequate to support the expansion of our business operations. Significant growth will place managerial demands on all aspects of our operations. Our future operating results will depend substantially upon our ability to manage changing business conditions and to implement and improve our technical, administrative and financial controls and reporting systems.

IF WE ARE UNABLE TO MANAGE OUR FUTURE GROWTH OUR BUSINESS COULD BE HARMED

If the Company experiences significant growth in the foreseeable future, its growth may place a significant strain on management, financial, operating and technical resources. Failure to manage growth effectively could have a material adverse effect on the Company's financial condition or the results of its operations.

Since inception on September 21, 2009 to May 31, 2010, we have spent a total of approximately $8,000 on start-up costs. We have not generated any revenue from business operations. All proceeds currently held by us are the result of the sale of common stock to its officers.

OUR PRODUCT MAY NOT BE ABLE TO DISTINGUISH ITSELF IN THE MARKET AND WE MAY BE UNABLE TO ATTRACT ENOUGH CUSTOMERS TO OPERATE PROFITABLY, WITHOUT A PROFIT WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS

Our product will target the high-end market. If we are unable to demonstrate clearly the concept that makes our products unique to potential customers, they may not purchase the product. If the public doesn't acknowledge the singularity and innovation of our products, we may be unable to attract enough customers.

WE MAY BE UNABLE TO MAKE NECESSARY ARRANGEMENTS AT ACCEPTABLE COST, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS ENTIRELY WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT.

Because we are a small business, with limited assets, we are not in a position to assume unanticipated costs and expenses. If we have to make changes in our structure or are faced with circumstances that are beyond our ability to afford, we may have to suspend operations or cease operations entirely which could result in a total loss of your investment.

COMPETITORS MAY ENTER THIS SECTOR WITH SUPERIOR PRODUCTS, INFRINGING OUR CUSTOMER BASE, AND AFFECTING OUR BUSINESS ADVERSELY.

We have identified a market opportunity for our products. Competitors may enter this sector with superior products, service, conditions and/or benefits. This would infringe on our customer base, have an adverse affect upon our business and the results of our operations.

SINCE OUR SOLE OFFICER AND DIRECTOR CURRENTLY OWNS 100% OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT HER DECISIONS ARE CONTRARY TO THEIR INTERESTS YOU SHOULD NOT PURCHASE SHARES UNLESS YOU ARE WILLING TO ENTRUST ALL ASPECTS OF MANAGEMENT TO OUR SOLE OFFICER AND DIRECTOR, OR HER SUCCESSORS

Our sole officer and director, Rachel Stark-Cappelli, owns 9,000,000 shares of common stock representing 100% of our outstanding stock. Ms. Stark-Cappelli will own 9,000,000 shares of our common stock after this offering is completed representing 75% of our outstanding shares, assuming all securities are sold. As a result, she will have control of us even if the full offering is subscribed for and be able to choose all of our directors. Her interests may differ from the ones of other stockholders. Factors that could cause her interests to differ from the other stockholders include the impact of corporate transactions on the timing of business operations and her ability to continue to manage the business given the amount of time she is able to devote to us.

All decisions regarding the management of our affairs will be made exclusively by her. Purchasers of the offered shares may not participate in our management and, therefore, are dependent upon her management abilities. The only assurance that our shareholders, including purchasers of the offered shares, have that our sole officer and director will not abuse her discretion in executing our business affairs, is her fiduciary obligation and business integrity. Such discretionary powers include, but are not limited to, decisions regarding all aspects of business operations, corporate transactions and financing. Ms. Stark-Cappelli also has the ability to accomplish or ratify actions at the shareholder level which would otherwise implicate her fiduciary duties if doneas one of the members of our board of directors.

Accordingly, no person should purchase the offered shares unless willing to entrust all aspects of management to the sole officer and director, or her successors. Potential purchasers of the offered shares must carefully evaluate the personal experience and business performance of our management.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN

In their audit report dated September 17, 2010, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital within 18 months of the effective date of this registration statement, we may be required to suspend or cease the implementation of our business plan. Due to the fact that there is no minimum investment and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to develop its business strategies. As such we may have to cease operations and you could lose your entire investment. See the "August 31, 2010 Audited Financial

Statements - Auditors Report". Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

THE ENACTMENT OF THE SARBANES-OXLEY ACT MAY MAKE IT MORE DIFFICULT FOR US TO RETAIN OR ATTRACT OFFICERS AND DIRECTORS, WHICH COULD INCREASE OUR OPERATING COSTS OR PREVENT US FROM BECOMING PROFITABLE.

The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") was enacted in response to public concern regarding corporate accountability in the wake of a number of accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, provide enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosure pursuant to applicable securities laws. The Sarbanes-Oxley Act applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act").

Upon becoming a public company, we will be required to comply with the Sarbanes-Oxley Act. Since the enactment of the Sarbanes-Oxley Act has resulted in the imposition of a series of rules and regulations by the SEC that increase the responsibilities and liabilities of directors and executive officers, the perceived increased personal risk associated with these changes may deter qualified individuals from accepting such roles. Consequently, it may be more difficult for us to attract and retain qualified persons to serve as our directors or executive officers, and we may need to incur additional operating costs. This could prevent us from becoming profitable.

SINCE WE ANTICIPATES OPERATING EXPENSES WILL INCREASE PRIOR TO EARNING REVENUE, WE MAY NEVER ACHIEVE PROFITABILITY

We anticipate an increase in our operating expenses, without realizing any revenues from the sale of its products. Within the next 18 months, we will have costs related to (i) creating a product line (samples), (ii) initiation of our sales and marketing campaign, (iii) administrative expenses and (iv) the expenses of this offering.

There is no history upon which to base any assumption as to the likelihood that we will prove successful. We cannot provide investors with any assurance that our products will attract customers; generate any operating revenue or ever achieve profitable operations. If we are unable to address these risks, there is a high probability that our business can fail, which will result in the loss of your entire investment.

IF WE CANNOT SECURE ADDITIONAL CAPITAL, OR IF AVAILABLE CAPITAL IS TOO EXPENSIVE, OUR BUSINESS WILL FAIL.

We will require additional funding of approximately $500,000 to fully execute our business plan and bring our products to the marketplace. We intend to accomplish this in two phases. Phase One will require additional funding of $150,000 to begin implementing the business plan. This includes establishing and produce sample products, development of labeling and merchandising (0-9 Months) materials. Phase Two will require additional funding of $350,000 (9-18 Months) to execute our production, administrative, marketing and sales strategy. As of August 31,

2010, we had cash on hand of $41,761.

No assurance can be given that we will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms. Our inability to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and its financial conditions.

If we are not successful in earning revenue once we have started our sales activity, we may require additional financing to sustain our business operations. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. Obtaining additional financing would be subject to a number of factors, including our sales results. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us.

WE DO NOT HAVE SUFFICIENT CAPITAL TO CONTINUE MAINTAINING OUR REPORTING STATUS.

As of the date of this Prospectus, the current funds available to us will not be sufficient to continue maintaining our reporting status with the SEC. Our management believes that if we cannot maintain our reporting status with the SEC we will have to cease all efforts directed towards developing our company. As such, any investment could be lost in its entirety.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain our statutory registered agent's office at 1522 Romallo Loan, Sarasota, FL 34232 and our business office is located at 1522 Romallo Lane, Sarasota, FL, 34232. Tel: (941) 330-7648 (941) 330-; fax: (941) 866-7550.

Our office space needs are limited at the current time and is donated free of charge by our sole director and officer.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not traded on any exchange. We intend to apply to have our common stock quoted on the OTC Bulletin Board once this Prospectus has been declared effective by the SEC; however, there is no guarantee that we will obtain a listing.

There is currently no trading market for our common stock and there is no assurance that a regular trading market will ever develop. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our common stock listed on any of the public trading markets, including the OTC Bulletin Board, we will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities, and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Bulletin Board. This could prevent us from developing a trading market for our common stock.

HOLDERS

As of the date of this filing, there were 29 holders of record of our common stock.

DIVIDENDS

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

During the year ended August 31, 2010, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During September 2009, the Company issued 9,000,000 shares of common stock to a qualified investor for $0.001 per share for a total of $9,000.

During August 2010, the Company issued 3,000,000 shares of common stock to qualified investors for $0.0175 per share for a total of $52,500.

The sale and issuance of securities above was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 506 of Regulation D promulgated there under.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

Background of our company

We are a development-stage company, incorporated in the State of Florida on September 21, 2009, as a for-profit company, and an established fiscal year of August 31. We have not yet generated or realized any revenues from business operations. Our auditor has issued a going concerned opinion. This means there is substantial doubt that we can continue as an on-going business for the next eighteen (18) months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than loans we undertake.

From inception through our current date, August 31, 2010, our business operations have primarily been focused on developing our business plan and design collection sketches, design collection sketches, specifications, researching contractors, sales agents, distributors and website designers. We have spent a total of approximately $20,600 on start-up costs (legal, accounting and administrative). We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our sole director and officer.

The proceeds from our previously completed S-1 offering will satisfy our cash requirements for up to 6 months. If we are unable to raise additional monies, we only have enough capital to begin implementing the business and marketing plan.  Implementing the business and marketing plan includes contacting suppliers, products, and manufacturing partners. As of August 31, 2010 we had $41,761 cash on hand.

Plan of Operations

We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital to continue our operations. During the 18 months following the completion of this offering, we intend to implement our business and marketing plan. We believe we must raise an additional $500,000 to pay for expenses associated with our development over the next 18 months. $150,000 will be used to finance anticipated activities during Phase One of our development plan as described below, and $350,000 will be used to finance anticipated activities during Phase Two of our development plan as described below.

PHASE ONE

ANTICIPATED MILESTONES	PROJECTED DATE OF ESTIMATED COMPLETION	BUDGET

Complete OJC Design Collection Including Patterns, Cutting Plans Fabric and Ornaments	September 2010	$25,000

Complete OJC Initial Samples of Design Jean Collection and Compliments	October 2010	$50,000

Complete OJC Final Samples of Design Jean Collection and Compliments Including Specifications	November 2010	$25,000

Interview Sales Agents and Distributors and Sign Territorial Agreements	January 2011	$5,000

Complete the Operational Website of Obscenejeans.com including Hosting	September 2010	$20,000

Interview USA Jean Contractors and Sign Agreements	January 2011	$2,500

Complete Selection of OJC Consulting Team to Execute Business Plan	February 2011	$2,500

Additional Working Capital Including Professional Fees	0 – 9 Months	$20,000

TOTAL PHASE ONE		$150,000

Note: This table above does not include costs related to commencing sales and marketing of our products.

PHASE TWO

ANTICIPATED MILESTONES	PROJECTED DATE OF ESTIMATED COMPLETION	BUDGET

PRODUCTION: Complete OJC Finished Goods Inventory of Jeans and Compliment Collection and Contracted Warehousing	April 2011	$190,000

MARKETING & SALES: Complete Sales Literature, Displays and Advertising Website Operational “obscenejeans.com”	May 2011	$60,000

MANAGEMENT & ADMINISTRATION: Consultants Operational CFO, Production, Marketing	September 2011	$50,000

ADDITIONAL WORKING CAPITAL	9 – 18 Months	$50,000

TOTAL PHASE TWO		$350,000

Many of the developments enumerated in Phase 2 are dependent on the completion of objectives in Phase 1 and both Phases are dependent on us securing additional financing even if we are able to sell all of the securities offered by this Prospectus. There can be no assurance that we will be able to sell any of the securities offered by this Prospectus or secure additional financing. If we are able to raise some, but not all funds required to undertake the developments in Phase 1 and Phase 2, our management will re-examine our proposed business activities to use our resources most efficiently. In this event, our focus will likely be on spending available funds on assuring that we retain our reporting status with the SEC and developing our product designs to attract investors.

If we are unable to raise additional funds we will not be able to complete any of the milestones in either Phase 1 or Phase 2. Due to the fact that many of the milestones are dependent on each other, if we do not raise any additional capital we will not be able to implement any facets of our business plan.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officer and director in order to finance our businesses activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

We have not yet begun the development of any of our anticipated products and even if we do secure adequate financing, there can be no assurance that our products will be accepted by the marketplace and that we will be able to generate revenues.

Our management does not plan to hire any employees at this time. Our sole officer and director will be responsible for business plan development. If we develop our products and are in a position to begin sales, marketing and distribution, we intend to hire independent consultants and sales representatives as we deem necessary.

RESULTS OF OPERATIONS

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $20,572 on our operations as of August 31, 2010 on selling, general and administrative expenses and our only other activity consisted of stock sales of 12,000,000 shares of our common stock to our sole director and officer for aggregate proceeds of $61,500.

We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. (See "Risk Factors"). To become profitable and competitive, we must develop the business and marketing plan and execute the plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions and private individuals.

Since inception, the majority of our time has been spent refining its business plan and collection design sketches, and preparing for a primary financial offering.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, we had yet to generate any revenues from our business operations. For the period ended August 31, 2010, we issued 12,000,000 shares of common stock to our sole officer and director for cash proceeds of $61,500.

We anticipate needing a minimum of $150,000 for Phase One and an additional $350,000 for Phase Two, totaling $500,000 in order to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

Through August 31, 2010, we spent approximately $20,600 on general operating expenses. We raised the cash amounts to be used in these activities from the sale of common stock; however we currently have accrued liabilities of $10,000 and a working capital of $40,927.

As of August 31, 2010 we had $41,761 of cash on hand.

To date, the Company has managed to keep our monthly cash flow requirement low for two reasons. First, our sole officer does not draw a salary at this time.  Second, the Company has been able to keep our operating expenses to a minimum by operating in space owned by our sole officer and will be only paying the direct expenses associated with our business operations.

As of the date of this registration statement, the current funds available to the Company will not be sufficient to continue maintaining a reporting status.  Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

The Company currently has no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

If the Company is unable to raise the funds partially through this offering the Company will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to keep costs from being more than these estimated amounts or that the Company will be able to raise such funds. Even if we sell all shares offered through this registration statement, we expect that the Company will seek additional financing in the future. However, the Company may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that the Company will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets.  Some of these measures have been adopted in response to legal requirements.  Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of one individual who is also our executive officer. Our executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officer and the oversight of the accounting functions.

Although the Company has adopted a Code of Ethics and Business Conduct the Company has not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, the Company is not required to do so. The Company has not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, the Company may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

INFLATION

The effect of inflation on our revenues and operating results has not been significant.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 3 of the notes to our financial statements for the year ended August 31, 2010. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESEARCH AND DEVELOPMENT EXPENSES - Expenditures for research, development, and engineering of products will be expensed as incurred.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At August 31, 2010 the Company did not have any potentially dilutive common shares.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3:  Significant Accounting Polices:  Recent Accounting Standards” in Part II, Item 8 of this Form 10-K.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	Financial Statements

Obscene Jeans Corporation

(A Development Stage Enterprise)

Financial Statements

For the Period September 21, 2009 (Date of Inception)

through August 31, 2010

Peter Messineo, CPA

1982 Otter Way Palm Harbor FL 34685

T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

Obscene Jeans Corp.

I have audited the balance sheet of Obscene Jeans Corp. as of August 31, 2010 and the related statement of operations, changes in stockholder's equity, and cash flows for the period September 21, 2009 (date of inception) through August 31, 2010. These financial statements were the responsibility of the Company's management. My responsibility was to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Obscene Jeans Corp. as of August 31, 2010, and the results of its operations and its cash flows for the period September 21, 2009 (date of inception) through August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Further information and management's plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

September 17, 2010

Obscene Jeans Corporation

(A Development Stage Corporation)

Balance Sheet

August 31, 2010
Assets
Current assets:
Cash	$41,761
Prepaid expenses	9,167

Total current assets	50,928

$50,928

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$10,000

Total current liabilities	10,000

Stockholders’ deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 12,000,000 shares issued and outstanding	1,200
Additional paid in capital	60,300
Deficit accumulated during development stage	(20,572)

Total stockholders’ deficit	40,928

$50,9280

The accompanying notes are an integral part of the financial statements

Obscene Jeans Corporation

(A Development Stage Corporation)

Statement of Operations

Period September 21, 2009 (Date of Inception) through August 31, 2010

Revenues:
Sales	$—

Expenses:
Selling, general and administrative	20,572

Net loss	$(20,572)

Net loss per share	$(0.00)

Weighted average number of common shares outstanding	9,252,907

The accompanying notes are an integral part of the financial statements.

Obscene Jeans Corporation

(A Development Stage Corporation)

Statement of Changes in Stockholders’ Deficit

For the Period from September 21, 2009 (Date of Inception) through August 31, 2010

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance, September 21, 2009, Date of Inception	0	$0	$0	$0	$0
Issuance of common stock for cash, September 2009, $0.0001 per share	9,000,000	900	8,100	—	9,000
Issuance of common stock for cash, August 2010, $0.0175 per share	3,000,000	300	52,200	—	52,500
Net loss for the period	—	—	—	(20,572)	(20,572)
Balance, August 31, 2010	12,000,000	$1,200	$60,300	$(20,572)	$5,971

The accompanying notes are an integral part of the financial statements

Obscene Jeans Corporation

(A Development Stage Corporation)

Statement of Cash Flows

Period September 21, 2009 (Date of Inception) through August 31, 2010
Operating activities
Net loss	$(20,572)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in prepaid expenses	(9,167)
Increase in accounts payable	10,000
Net cash used by operating activities	(19,739)

Investing activities	—
Net cash used by investing activities	—

Financing activities
Proceeds from issuance of common stock	61,500
Net cash provided by financing activities	61,500

Net increase in cash	41,761

Cash at beginning of period	—

Cash at end of period	$41,761

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$0
Cash paid for taxes	$0

The accompanying notes are an integral part of the financial statements.

Obscene Jeans Corporation

(A Development Stage Corporation)

Notes to Financial Statements

For the Period September 21, 2009 (Date of Inception)

through August 31, 2010

1. Background Information

Obscene Jeans Corporation (the "Company"), a Florida corporation, was formed to design, develop, wholesale, market distribute and sell a woman's line of "Obscene Brand Jeans." The Company also will include a line of complimentary t-shirts, jackets and sweatshirts to accent the base of the intended collection.  The Company was incorporated on September 21, 2009 (Date of Inception) with its corporate headquarters located in Sarasota, Florida and its year-end is August 31.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended August 31, 2010, the Company had a net loss of $20,572. As of August 31, 2010, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

FASB Codification - In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, effective for interim and annual reporting periods ending after September 15, 2009. This statement establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Annual Report on Form 10-K now refer to the Codification topic section rather than a specific accounting rule as was past practice.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Research and development expenses - Expenditures for research and development of products are expensed as incurred.  There have been no research and development costs incurred for the period ended August 31, 2010.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue recognition – The Company has no current source of revenue, therefore, the Company has not yet adopted any policy regarding the recognition of revenues or related cost of goods.

Obscene Jeans Corporation

(A Development Stage Corporation)

Notes to Financial Statements

For the Period September 21, 2009 (Date of Inception)

through August 31, 2010

Advertising Costs – The Company’s policy regarding advertising is to expense advertising costs as incurred.  There have been no advertising costs incurred for the period ended August 31, 2010.

Income Taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption.  The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Earnings (Loss) Per Share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At August 31, 2010, the Company did not have any potentially dilutive common shares.

Financial instruments – In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Obscene Jeans Corporation

(A Development Stage Corporation)

Notes to Financial Statements

For the Period September 21, 2009 (Date of Inception)

through August 31, 2010

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On September 21, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures ("ASU 2010-06"). This standard updates FASB ASC 820, Fair Value Measurements ("ASC 820"). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company will adopt ASU 2010-06 on September 1, 2010; management does not expect the adoption to have a material impact on the financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815)-Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity's first fiscal quarter beginning after issuance of this Update.  The company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the company.

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the company.

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740)-Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the company.

Other recent accounting pronouncements issued are not believed by management to have a material impact on the Company's present or future financial statements.

Obscene Jeans Corporation

(A Development Stage Corporation)

Notes to Financial Statements

For the Period September 21, 2009 (Date of Inception)

through August 31, 2010

4. RELATED PARTY TRANSACTIONS

In September 2009, the Company sold 9,000,000 shares of common stock to its founder for $0.001 per share.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

5. PREFERRED STOCK

The Company's Board of Directors has authorized 10,000,000 million shares of preferred stock with a par value of $0.0001 to be issued in series with terms and conditions to be determined by the Board of Directors.

6. INCOME TAXES

There are no current or deferred income tax expense or benefit for the period ended August 31, 2010.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.  The items causing this difference are as follows:

September 21, 2009 (Date of Inception) through August 31, 2010
Tax benefit at U.S. statutory rate	$—
State income tax benefit, net of federal benefit	—
$—

The Company did not have any temporary differences for the period from September 21, 2009 (Date of Inception) through August 31, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at August 31, 2010, such disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO.  Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of August 31, 2010 based on such criteria.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  Based on their evaluation as of the end of the period covered by this report, management concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B	OTHER INFORMATION

None

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole officer and director will serve until her successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Rachel Stark-Capelli 1522 Romallo Lane Sarasota, FL 34232	41	President; Secretary/Treasurer; Principal Executive Officer; Principal Financial Officer and sole member of the Board of Directors

Biographies

Ms. Stark-Cappelli is our founder and has served as our sole director and officer since our inception. Ms. Stark-Cappelli developed her management and fashion design skills over a sixteen year period based both out of Florence, Italy and Miami, Florida. From January 1993 to January 1998 Ms. Stark-Capelli was the head buyer for Misuri, s.r.l. where she collaborated with multiple buyers to facilitate the marketing efforts of new products, development of promotional calendars, product launches and employee incentive programs as well as buying inventory for the company's retail locations. From January 1998 to June 2006, Ms. Stark-Capelli was the president of Excentrix s.r.l. based in Florence, Italy. There she designed and sourced production of the company's jean collection as well as t-shirts, jackets and sweatshirts to compliment the jean line for distribution throughout Europe, Asia and the US. From June 2006 to the present, Mr. Stark-Capelli has acted as the president of Stark Enterprises where she coordinates premium market corporate gifting, casino and hotel give-aways and corporate profit redemption programs. Except for Stark Enterprises which is owned by Ms. Stark-Capelli, none of these companies have ever been our parent, subsidiary or affiliate. Ms. Stark-Cappelli's experience in fashion design, her entrepreneurship in the establishment of her own businesses and her knowledge of the process of designing, producing and selling clothing products led us the conclusion that Ms. Stark-Cappelli should serve as our director.

Ms. Stark-Cappelli holds a bachelor of Psychology from the University of Maryland.

Ms. Stark-Cappelli devotes approximately 10-25 hours per week to us.

OTHER DIRECTORSHIPS

Ms. Stark-Cappelli does not hold, and has not held during the past five years, any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

COMMITTEES OF THE BOARD OF DIRECTORS

Our sole director has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by our sole director. Because we do not have any independent directors, our sole director believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our sole director has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.

While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

Our sole director is not an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

Our Board of Directors is comprised of solely of Ms. Stark-Cappelli who was integral to our formation and who is involved in our day to day operations.  While we would prefer to have an audit committee financial expert on our board of directors, Ms. Stark-Cappelli does not have a professional background in finance or accounting. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors.  When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11.	EXECUTIVE COMPENSATION

We have made no provisions for paying cash or non-cash compensation to our sole officer and director. No salaries are being paid at the present time, no salaries or other compensation were paid in cash, or otherwise, for services performed prior to September 21, 2009, our date of inception, and no compensation will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception (September 21, 2009) through August 31, 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Rachel Stark-Capelli, President, CEO, Chairman of the Board	2010	0	0	0	0	0	0	0	$ 0

We have not paid any salaries to our sole director and officer as of the date of this Annual Report. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2010

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
Rachel Stark-Capelli	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

Directors receive no compensation for serving on the Board.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rachel Stark-Capelli	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our sole director and officer since our inception; accordingly, no stock options have been granted or exercised by our sole director and officer since we were founded.

The following table sets forth certain information as of August 31, 2010, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Rachel Stark-Capelli	9,000,000	75%
All directors and executive officers as a group (1 person)	9,000,000	75%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the period ended August 31, 2010, we were billed by our accountants, Peter Messineo, CPA, approximately $1,750 for audit and review fees associated with our Form S-1 filing.

Tax Fees

During the period ended August 31, 2010, we were billed by our accountants, Peter Messineo, CPA, approximately $0 for tax work.

All Other Fees

During the period ended August 31, 2010, we were billed by our accountants, Peter Messineo, CPA, approximately $0 for other work.

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer

______________

(1)   Incorporated by reference to Form S-1 filed with the Securities and Exchange Commission on April 14, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBSCENE JEANS CORPORATION

Dated: September 17, 2010	By:	/s/ Rachel Stark-Capelli
Rachel Stark-Cappelli
President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer, Director