Form 10-Q
period 2010-11-30
Obscene Jeans Corp.
filed 2010-12-06
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________.

Commission File Number     333-166064

Obscene Jeans Corporation

(Exact Name of Registrant as Specified in Charter)

Florida	27-1070374
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1522 Romallo Lane, Sarasota, Florida 34232

(Address of Principal Executive Offices)

(941) 330-7648

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 12,000,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of December 6, 2010.

Obscene Jeans Corporation

(A Development Stage Company)

PART I — FINANCIAL INFORMATION

Statements in this Form 10-Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Quarterly Report, except as required by law.

Item 1.	Financial Statements

Obscene Jeans Corporation

(A Development Stage Enterprise)

Financial Statements

As of November 30, 2010 (unaudited) and August 31, 2010 and

for the three months ended November 30, 2010 and

September 21, 2009 through November 30, 2009 (unaudited)

and the Period September 21, 2009 (Date of Inception)

through November 30, 2010 (unaudited)

Contents

Financial Statements:

Obscene Jeans Corporation

(A Development Stage Enterprise)

Balance Sheets

	November 30, 2010 (Unaudited)	August 31, 2010 (Audited)
Assets
Current assets:
Cash	$19,993	$41,761
Prepaid expenses	6,667	9,167
Total current assets	26,660	50,928

	$26,660	50,928

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$10,000

Total current liabilities	—	10,000

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 12,000,000 shares issued and outstanding	1,200	1,200
Additional paid in capital	60,300	60,300
Deficit accumulated during development stage	(34,840)	(20,572)
Total stockholders’ equity	26,660	40,928

	$26,660	$50,928

The accompanying notes are an integral part of the financial statements.

Obscene Jeans Corporation

(A Development Stage Enterprise)

Statements of Operations

(unaudited)

	Three Months Ended November 30, 2010	Period September 21, 2009 through November 30, 2009	Period September 21, 2009 (Date of Inception) through November 30, 2010

Revenues:
Sales	$—	$—	$—

Expenses:
Selling, general and administrative	14,268	—	34,840

Net loss	$(14,268)	$—	$(34,840)

Net loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	12,000,000	9,000,000	9,827,586

The accompanying notes are an integral part of the financial statements.

Obscene Jeans Corporation

(A Development Stage Corporation)

Statement of Changes in Stockholders’ Equity

For the Period from September 21, 2009 (Date of Inception) through November 30, 2010

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance, September 21, 2009, Date of Inception	0	$0	$0	$0	$0
Issuance of common stock for cash, September 2009, $0.0001 per share	9,000,000	900	8,100	—	9,000
Issuance of common stock for cash, August 2010, $0.0175 per share	3,000,000	300	52,200	—	52,500
Net loss for the period	—	—	—	(20,572)	(20,572)
Balance, August 31, 2010	12,000,000	$1,200	$60,300	$(20,572)	$40,928

Net loss for the three months ended November 30, 2010 (unaudited)	—	—	—	(14,268)	(14,268)
Balance, November 30, 2010 (unaudited)	12,000,000	$1,200	$60,300	$(34,840)	$26,660

The accompanying notes are an integral part of the financial statements

Obscene Jeans Corporation

(A Development Stage Corporation)

Statements of Cash Flows

	Three Months Ended November 30, 2010	Period September 21, 2009 through November 30, 2009	Period September 21, 2009 (Date of Inception) through November 30, 2010
	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net loss	$(14,268)	$—	$(34,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in prepaid expenses	2,500	—	(6,667)
Decrease in accounts payable	(10,000)	—	—
Net cash used by operating activities	(21,768)	—	(41,507)

INVESTING ACTIVITIES:
Net cash used by investing activities	—	—	—

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	61,500
Net cash provided by financing activities	—	—	61,500

NET (DECREASE) INCREASE IN CASH	(21,768)	—	19,993
CASH, BEGINNING OF PERIOD	41,761	—	—
CASH, END OF PERIOD	$19,993	$—	$19,993

	Three Months Ended November 30, 2010	Period September 21, 2009 through November 30, 2009	Period September 21, 2009 (Date of Inception) through November 30, 2010
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part of the financial statements.

Obscene Jeans Corporation

(A Development Stage Corporation)

Notes to Financial Statements

For the Three Months Ended November 30, 2010 and

the Period September 21, 2009 through November 30, 2009 (unaudited)

and the Period September 21, 2009 (Date of Inception)

through November 30, 2010 (unaudited)

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

2. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month period ended November 30, 2010, the period September 21, 2009 (Date of Inception) through November 30, 2009 and the period September 21, 2009 (Date of Inception) through November 30, 2010, (b) the financial position at November 30, 2010 and August 31, 2010, and (c) cash flows for the three month period ended November 30, 2010, the period September 21, 2009 (Date of Inception) through November 30, 2009, and the period September 21, 2009 (Date of Inception) through November 30, 2010, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended August 31, 2010. The results of operations for the three month period ended November 30, 2010 and the period September 21, 2009 (Date of Inception) through November 30, 2009 are not necessarily indicative of those to be expected for the entire year.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended November 30, 2010, the Company had a net loss of $14,268. As of November 30, 2010, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Obscene Jeans Corporation

(A Development Stage Corporation)

Notes to Financial Statements

For the Three Months Ended November 30, 2010 and

the Period September 21, 2009 through November 30, 2009 (unaudited)

and the Period September 21, 2009 (Date of Inception)

through November 30, 2010 (unaudited)

5. Recently Issued Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

PART I — FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

OVERVIEW OF THE COMPANY

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

From inception through our current date, November 30, 2010, our business operations have primarily been focused on developing our business plan and design collection sketches, design collection sketches specifications, researching contractors, sales agents, distributors and website designers. We have spent a total of approximately $34,800 on start-up costs (legal, accounting and administrative). We have not generated any revenue from business operations. All cash currently held by us is the result of the sale of common stock to our sole director and officer.

The proceeds from our previously completed S-1 offering will satisfy our cash requirements for up to 6 months. If we are unable to raise additional monies, we only have enough capital to begin implementing the business and marketing plan.  Implementing the business and marketing plan includes contacting suppliers, products, and manufacturing partners. As of November 30, 2010 we had $19,993 cash on hand.

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

PHASE ONE

ANTICIPATED MILESTONES	BUDGET

Complete OJC Design Collection Including Patterns, Cutting Plans Fabric and Ornaments	$25,000

Complete OJC Initial Samples of Design Jean Collection and Compliments	$50,000

Complete OJC Final Samples of Design Jean Collection and Compliments Including Specifications	$25,000

Interview Sales Agents and Distributors and Sign Territorial Agreements	$5,000

Complete the Operational Website of Obscenejeans.com including Hosting	$20,000

Interview USA Jean Contractors and Sign Agreements	$2,500

Complete Selection of OJC Consulting Team to Execute Business Plan	$2,500

Additional Working Capital Including Professional Fees	$20,000

TOTAL PHASE ONE	$150,000

Note: This table above does not include costs related to commencing sales and marketing of our products.

PHASE TWO

ANTICIPATED MILESTONES	BUDGET

PRODUCTION: Complete OJC Finished Goods Inventory of Jeans and Compliment Collection and Contracted Warehousing	$190,000

MARKETING & SALES: Complete Sales Literature, Displays and Advertising Website Operational “obscenejeans.com”	$60,000

MANAGEMENT & ADMINISTRATION: Consultants Operational CFO, Production, Marketing	$50,000

ADDITIONAL WORKING CAPITAL	$50,000

TOTAL PHASE TWO	$350,000

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

RESULTS OF OPERATIONS

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $34,840 on our operations from inception through November 30, 2010 on selling, general and administrative expenses and our only other activity consisted of stock sales of 12,000,000 shares of our common stock to our sole director and officer for aggregate proceeds of $61,500.

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

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, we have yet to generate any revenues from our business operations. From inception through November 30, 2010, we issued 12,000,000 shares of common stock for cash proceeds of $61,500.

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

Through November 30, 2010, we spent approximately $34,840 on general operating expenses. We raised the cash amounts to be used in these activities from the sale of common stock; however we currently have no liabilities and a working capital of $26,660.

As of August 31, 2010 we had $19,993 of cash on hand.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside CPA to perform the duties of the Chief Financial Officer and Principle Accounting Officer and an outside consultant to assist with the preparation of the filings. However, until the Company has received additional funding, they are unable to remediate the weakness.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the nine months ended November 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended November 30, 2010, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.	Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Removed and Reserved

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended November 30, 2010.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits included herewith are:

31.1	Certification of the Chairman of the Board, Chief Executive Officer, and Principal Financial Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K

32.1	Written Statements of the Chief Executive Officer, This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

OBSCENE JEANS CORPORATION

Dated: December 6, 2010	By:	/S/ Rachel Stark-Cappelli
Rachel Stark-Cappelli President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director