Form 10-Q
period 2011-02-28
Obscene Jeans Corp.
filed 2011-04-14
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________.

Commission File Number     333-166064

Obscene Jeans Corporation

(Exact Name of Registrant as Specified in Charter)

Florida	27-1070374
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

677 N. Washington Blvd. Sarasota, FL 34236

(Address of Principal Executive Offices)

(941) 952-5825

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company“ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 13,000,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of March 31, 2011.

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

Obscene Jeans Corporation

(A Development Stage Enterprise)

Contents

Financial Statements:

Balance Sheets, as of February 28, 2011 and August 31, 2010 (Unaudited)	2

Statements of Operations, for the six months and three months ended February 28, 2011 and 2010 and for the period from September 21, 2009 (date of inception) through February 28, 2011 (Unaudited)	3

Statements of Changes in Stockholders’ Equity, for the period from September 21, 2009 (date of inception) through February 28, 2011 (Unaudited)	4

Statements of Cash Flows, for the six months ended February 28, 2011 and 2010 and for the period from September 21, 2009 (date of inception) through February 28, 2011 (Unaudited)	5

Notes to Unaudited Financial Statements	6

Obscene Jeans Corporation

(A Development Stage Enterprise)

Balance Sheets

(Unaudited)

	February 28, 2011	August 31, 2010
Assets
Current assets:
Cash	$33,136	$41,761
Prepaid expenses	4,167	9,167
Total current assets	37,303	50,928

Total assets	$37,303	$50,928

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,817	$10,000
Advances payable	78,885	—

Total current liabilities	114,702	10,000

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 13,000,000 and 12,000,000 shares issued and outstanding, respectively	1,300	1,200
Additional paid in capital	110,200	60,300
Deficit accumulated during development stage	(188,899)	(20,572)
Total stockholders’ equity	(77,399)	40,928

Total liabilities and stockholders’ equity	$37,303	$50,928

The accompanying notes are an integral part of these financial statements.

Obscene Jeans Corporation

(A Development Stage Enterprise)

Statements of Operations

(Unaudited)

	Six months ended February 28,		Three months ended February 28,		Period from September 21, 2009 (Date of Inception) through February 28,
	2011	2010	2011	2010	2011
Expenses:
Selling, general and administrative	$168,327	$—	$154,059	$—	$188,899

Net loss	$(168,327)	$—	$(154,059)	$—	$(188,899)

Net loss per share	$(0.01)	$—	$(0.01)	$—

Weighted average number of common shares outstanding	12,392,265	9,000,000	12,788,889	9,000,000

The accompanying notes are an integral part of these financial statements.

Obscene Jeans Corporation

(A Development Stage Enterprise)

Statement of Changes in Stockholders’ Equity

For the Period from September 21, 2009 (Date of Inception) through February 28, 2011

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, September 21, 2009, Date of Inception	—	$—	$—	$—	$—
Issuance of common stock for cash, September 2009, $0.0001 per share	9,000,000	900	8,100	—	9,000
Issuance of common stock for cash, August 2010, $0.0175 per share	3,000,000	300	52,200	—	52,500
Net loss for the period	—	—	—	(20,572)	(20,572)
Balance, August 31, 2010	12,000,000	$1,200	$60,300	$(20,572)	$40,928

Issuance of common stock for services, December 2010, $0.05 per share	1,000,000	100	49,900	—	50,000
Net loss for the six months ended February 28, 2011 (unaudited)	—	—	—	(168,327)	(168,327)

Balance, February 28, 2011 (unaudited)	13,000,000	$1,300	$110,200	$(188,899)	$(77,399)

The accompanying notes are an integral part of these financial statements

Obscene Jeans Corporation

(A Development Stage Enterprise)

Statements of Cash Flows

(Unaudited)

	Six Months Ended February 28, 2011	Period from September 21, 2009 (date of inception) through February 28, 2010	Period from September 21, 2009 (date of inception) through February 28, 2011

OPERATING ACTIVITIES:
Net loss	$(168,327)	$—	$(188,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	50,000	—	50,000
Changes in operating assets and liabilities:
Prepaid expenses	5,000	—	(4,167)
Accounts payable	25,817	—	35,817
Net cash used by operating activities	(87,510)	—	(107,249)

FINANCING ACTIVITIES:
Proceeds from advances	78,885	—	78,885
Proceeds from issuance of common stock	—	9,000	61,500
Net cash provided by financing activities	78,885	9,000	140,385

NET (DECREASE) INCREASE IN CASH	(8,625)	9,000	33,136
CASH, BEGINNING OF PERIOD	41,761	—	—
CASH, END OF PERIOD	$33,136	$9,000	$33,136

Cash paid during the period for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Common stock issued for services	$50,000	$—	$—

The accompanying notes are an integral part of these financial statements.

Obscene Jeans Corporation

(A Development Stage Corporation)

Notes to Unaudited Financial Statements

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

2. Financial Statements

BASIS OF PRESENTATION – The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the periods presented have been reflected herein.

INTERIM FINANCIAL STATEMENTS – These financial statements are prepared on the accrual basis of accounting in conformity with GAAP and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements for the period ended August 31, 2010 and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K on September 20, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2010, as reported in the Form 10-K filed on September 20, 2010, have been omitted.

DEVELOPMENT STAGE COMPANY – The Company is considered to be in the development stage as defined in ASC 915, “ Accounting and Reporting by Development Stage Enterprises ”. The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to generate initial revenues.

USE OF ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ.

3. Going Concern

For the six months ended February 28, 2011, the Company had a net loss of $168,327 and negative cash flow from operations of $87,510. As of February 28, 2011, the Company has negative working capital of $77,399.  The Company has not emerged from the development stage.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Obscene Jeans Corporation

(A Development Stage Corporation)

Notes to Unaudited Financial Statements

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to fully implement the Company’s business plan.  Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations.  There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable.  The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company which will be used to finance the Company’s future growth.  However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability.  The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

4. Related Party Transactions

In September 2009, the Company sold 9,000,000 shares of common stock to Rachel Stark-Cappelli, its founder and sole director, for $0.001 per share.  On December 19, 2010, Ms. Stark-Cappelli sold the 9,000,000 shares of common stock to Kern Capital Corp, a Marshall Islands Corporation.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

5. Change in Management

On December 14, 2010, Ms. Stark-Cappelli resigned from all positions held with the Company, including resigning from Board service.  There was no disagreement between the Company and Ms. Stark-Cappelli at the time of her resignation from the Board of Directors.  Ms. Stark-Capelli is currently the Director of Operations for the Company.

Also on December 14, 2010, the Company appointed Robert Federowicz as Director, CEO and President to replace Ms. Stark-Cappelli.  Mr. Federowicz will serve as a director until his successor has been elected at the next annual meeting of the Company's shareholders or until his earlier resignation, removal, or death, and Mr. Federowicz has not been appointed to any committees of the Board as the Board does not presently have any committees.

Mr. Federowicz does not have any employment agreement or other compensatory agreement in place with the Company.  He is being paid $10,000 per month for his services to the Company.

6. Advances from Third Parties

During the six months ended February 28, 2011, the Company received net, non-interest bearing advances from certain third parties totaling $78,885.  The total amount due under these advances as of February 28, 2011 was $78,885.  These advances are not collateralized and are due on demand.  Interest was not imputed on these advances due to immateriality.

Obscene Jeans Corporation

(A Development Stage Corporation)

Notes to Unaudited Financial Statements

7. Common Stock

On December 20, 2010, the Company issued 1,000,000 shares of common stock to Kern Capital Corp. for services.  The shares were valued at $50,000 based on the value of the services received.  There was no readily determinable market value for the shares, as they were not traded on any exchanges during that time period.

8. Recently Issued Accounting Pronouncements

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

OVERVIEW OF THE COMPANY

We are a development-stage company, incorporated in the State of Florida on September 21, 2009, as a for-profit company, and an established fiscal year of August 31. We have not yet generated or realized any revenues from business operations. Our auditor has issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next eighteen (18) months unless we obtain additional capital to pay our bills. Accordingly, we must raise cash from sources other than loans we undertake.

From inception through our current date, February 28, 2011, our business operations have primarily been focused on developing our business plan and design collection sketches, design collection sketches specifications, researching contractors, sales agents, distributors and website designers. We have spent a total of approximately $189,000 on start-up costs (legal, accounting and administrative) and the initial stages of our business plan. Based upon this, we believe that we have never been a shell company as defined by the SEC’s Rule 144(i)(1).  We have not generated any revenue from business operations.

As of November 30, 2010 we had $33,136 cash on hand.  We believe that this cash will satisfy our operating requirements for approximately one month.

Plan of Operations

We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital to continue our operations. During the next 18 months, we intend to implement our business and marketing plan. We believe we must raise an additional $500,000 to pay for expenses associated with our development over the next 18 months. $150,000 will be used to finance anticipated activities during Phase One of our development plan as described below, and $350,000 will be used to finance anticipated activities during Phase Two of our development plan as described below.

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

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, we have yet to generate any revenues from our business operations. From inception through February 28, 2011, we issued 12,000,000 shares of common stock for cash proceeds of $61,500.

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

Through February 28, 2011, we spent approximately $189,000 on general operating expenses. We raised the cash amounts to be used in these activities from the sale of common stock and through non-interest bearing advances.

As of February 28, 2011, we had $33,136 of cash on hand.

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

The Company intends to seek additional financing through means such as borrowings from institutions or private individuals. There can be no assurance that the Company will be able to keep costs from being more than these estimated amounts or that the Company will be able to raise such funds. The Company may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that the Company will be required to seek protection from creditors under applicable bankruptcy laws.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended February 28, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended February 28, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.	Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Removed and Reserved

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended February 28, 2011.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

OBSCENE JEANS CORPORATION

Dated: April 14, 2011	By:	/s/ Robert Federowicz
Robert Federowicz President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director