Form 10-Q
period 2011-05-31
Obscene Jeans Corp.
filed 2011-07-13
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________.

Commission File Number     333-166064

Obscene Jeans Corp.

(Exact Name of Registrant as Specified in Charter)

Florida	27-1070374
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1522 Romallo Lane, Sarasota, FL 34232

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

There were 13,000,000 shares of the Registrant's common stock, $0.0001 par value outstanding as of June 30, 2011

Obscene Jeans Corp.

(A Development Stage Company)

PART I — FINANCIAL INFORMATION

Statements in this Quarterly Report on Form 10-Q may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Quarterly Report on Form 10-Q, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and in other documents which we file with the Securities and Exchange Commission (“SEC”).

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

Obscene Jeans Corp.

(A Development Stage Enterprise)

Contents

Financial Statements:

Balance Sheets, as of May 31, 2011(Unaudited) and August 31, 2010 (Audited)	2

Statements of Operations, for the nine months and three months ended May 31, 2011 and 2010 and for the period from September 21, 2009 (date of inception) through May 31, 2011 (Unaudited)	3

Statements of Changes in Stockholders’ Equity, for the period from September 21, 2009 (date of inception) through May 31, 2011 (Unaudited)	4

Statements of Cash Flows, for the nine months ended May 31, 2011 and 2010 and for the period from September 21, 2009 (date of inception) through May 31, 2011 (Unaudited)	5

Notes to Unaudited Financial Statements	6

Obscene Jeans Corp.

(A Development Stage Enterprise)

Balance Sheets

	May 31, 2011 (unaudited)	August 31, 2010 (audited)
Assets
Current assets:
Cash	$80,116	$41,761
Prepaid expenses	3,753	9,167
Total current assets	83,869	50,928

Total assets	$83,869	$50,928

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,466	$10,000
Advances payable	292,188	—

Total current liabilities	333,654	10,000

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 13,000,000 and 12,000,000 shares issued and outstanding, respectively	1,300	1,200
Additional paid in capital	110,200	60,300
Deficit accumulated during development stage	(361,285)	(20,572)
Total stockholders’ equity	(249,785)	40,928

Total liabilities and stockholders’ equity	$83,869	$50,928

The accompanying notes are an integral part of these financial statements.

Obscene Jeans Corp.

(A Development Stage Enterprise)

Statements of Operations

(Unaudited)

	Nine months ended May 31,		Three months ended May 31,		Period from September 21, 2009 (Date of Inception) through May 31,
	2011	2010	2011	2010	2011
Expenses:
Selling, general and administrative	$340,713	$7,828	$172,386	$7,828	$361,285

Net loss	$(340,713)	$(7,828)	$(172,386)	$(7,828)	$(361,285)

Net loss per share	$(0.03)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	12,597,070	9,000,000	13,771,739	9,000,000

The accompanying notes are an integral part of these financial statements.

Obscene Jeans Corp.

(A Development Stage Enterprise)

Statement of Changes in Stockholders’ Equity

For the Period from September 21, 2009 (Date of Inception) through May 31, 2011

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, September 21, 2009, Date of Inception	—	$—	$—	$—	$—
Issuance of common stock for cash, September 2009, $0.0001 per share	9,000,000	900	8,100	—	9,000
Issuance of common stock for cash, August 2010, $0.0175 per share	3,000,000	300	52,200	—	52,500
Net loss for the period	—	—	—	(20,572)	(20,572)
Balance, August 31, 2010	12,000,000	$1,200	$60,300	$(20,572)	$40,928

Issuance of common stock for services, December 2010, $0.05 per share	1,000,000	100	49,900	—	50,000
Net loss for the nine months ended May 31, 2011 (unaudited)	—	—	—	(340,713)	(340,713)

Balance, May 31, 2011 (unaudited)	13,000,000	$1,300	$110,200	$(361,285)	$(249,785)

The accompanying notes are an integral part of these financial statements

Obscene Jeans Corp.

(A Development Stage Enterprise)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended May 31, 2011	Period from September 21, 2009 (date of inception) through May 31, 2010	Period from September 21, 2009 (date of inception) through May 31, 2011

OPERATING ACTIVITIES:
Net loss	$(340,713)	$(7,828)	$(361,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	50,000	—	50,000
Changes in operating assets and liabilities:
Prepaid expenses	5,414	—	(3,753)
Accounts payable	31,466	—	41,466
Net cash used by operating activities	(253,833)	—	(273,572)

FINANCING ACTIVITIES:
Proceeds from advances	292,188	—	292,188
Proceeds from issuance of common stock	—	9,000	61,500
Net cash provided by financing activities	292,188	9,000	353,688

NET (DECREASE) INCREASE IN CASH	38,355)	1,172	80,116
CASH, BEGINNING OF PERIOD	41,761	—	—
CASH, END OF PERIOD	$80,116	$1,172	$80,116

Cash paid during the period for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Common stock issued for services	$50,000	$—	$—

The accompanying notes are an integral part of these financial statements.

Obscene Jeans Corp.

(A Development Stage Corporation)

Notes to Unaudited Financial Statements

1. Background Information

Obscene Jeans Corp. (the "Company"), a Florida corporation, was formed to design, develop, wholesale, market, distribute and sell a woman's line of apparel using the name "Obscene Brand Jeans." Designer Rachel Stark-Cappelli has created a new collection of ladies’ jeans, shorts and denim designs highlighted by shiny metallic steel mesh details woven into elegant fabrics. The new line makes its runway debut this August in Las Vegas at WWDMAGIC, one of the world’s largest international fashion trade shows.  OBJE is working to build a worldwide distribution network in order to capitalize on the rapid growth of the global luxury fashion marketplace with our innovative denim designs.

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

DEVELOPMENT STAGE COMPANY – The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises ”. The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to generate initial revenues.

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

3. Going Concern

For the nine months ended May 31, 2011, the Company had a net loss of $340,713 and negative cash flow from operations of $253,833. As of May 31, 2011, the Company has negative working capital of $249,785.  The Company has not emerged from the development stage.

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

Obscene Jeans Corp.

(A Development Stage Corporation)

Notes to Unaudited Financial Statements

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

6. Advances from Third Parties

During the nine months ended May 31, 2011, the Company received net, non-interest bearing advances from certain third parties totaling $292,188.  The total amount due under these advances as of May 31, 2011 was $292,188.  These advances are not collateralized and are due on demand.  Interest was not imputed on these advances due to immateriality.

Obscene Jeans Corp.

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

9. Subsequent Event – Acquisition of Beijing Beautyfresh International Trade Company

On April 26, 2011, the Company signed a Global Strategic Profit Alliance Agreement (the “Alliance Agreement”) with Beijing Beautyfresh International Trade Company, a company registered and operated under the laws of the People’s Republic of China (“Beautyfresh”).  Under the terms of the Alliance Agreement, the Company would fund Beautyfresh’s efforts to import, market and distribute all Obscene Jeans-branded products throughout mainland China and export and market beauty products in Greece.  In exchange, the Company would receive a percentage of Beautyfresh’s net profits as will be set out in an operating agreement to be negotiated.

On June 14, 2011, the Company signed a Purchase Agreement (the “Purchase Agreement”) with Beautyfresh.  Under the terms of the Purchase Agreement, the Company has agreed to purchase all assets of Beautyfresh for the purchase price of $25,000 cash.  Beautyfresh is one of a limited number of import/export entities authorized by the Chinese government to service and distribute foreign products within the emerging Chinese marketplace, giving OBJE not only an existing brand of luxury products but all of the necessary infrastructure to capitalize on the exploding Chinese market for all-natural beauty supplies and cosmetics.

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

From inception through the ending date of the period covered by this Quarterly Report, May 31, 2011, our business operations have primarily been focused on implementing our business plan by designing collection sketches, and researching contractors, sales agents, distributors and website designers. We have spent a total of approximately $361,000 since inception on start-up costs (legal, accounting and administrative) and the initial stages of our business plan. Based upon this, we believe that we have never been a shell company as defined by the SEC’s Rule 144(i)(1).  We have not generated any revenue from business operations.

In June 2011, OBJE went international, purchasing the Chinese luxury importer Beijing Beautyfresh International Trade Co. (“Beautyfresh”).  One of a limited number of import/export entities authorized by the Chinese government to service and distribute foreign products within the emerging Chinese marketplace, Beautyfresh is a key acquisition in OBJE’s global growth strategy.  After opening this door to the massive Chinese luxury market, the company expanded its business focus to include Beautyfresh’s line of luxury beauty products, establishing the Obscene Beauty brand.  In June 2011, OBJE signed an option to sell all-natural SEBA brand hair care products as part of the new brand.

As of May 31, 2011, we had $80,116 cash on hand.  We believe that this cash will satisfy our operating requirements for approximately one month.

Plan of Operations

We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital to continue our operations. During the next 18 months, we intend to continue implementing our business and marketing plan. We believe we must raise an additional $500,000 to pay for expenses associated with our development over the next 18 months. Of this amount, $150,000 will be used to finance anticipated activities during Phase One of our development plan as described below, and $350,000 will be used to finance anticipated activities during Phase Two of our development plan as described below.

PHASE ONE

ANTICIPATED MILESTONES	BUDGET

Complete OJC Design Collection Including Patterns, Cutting Plans Fabric and Ornaments	$25,000

Complete OJC Initial Samples of Design Jean Collection and Complements	$50,000

Complete OJC Final Samples of Design Jean Collection and Complements Including Specifications	$25,000

Interview Sales Agents and Distributors and Sign Territorial Agreements	$5,000

Complete the Operational Website of Obscenejeans.com including Hosting	$20,000

Interview USA Jean Contractors and Sign Agreements	$2,500

Complete Selection of OJC Consulting Team to Execute Business Plan	$2,500

Additional Working Capital Including Professional Fees	$20,000

TOTAL PHASE ONE	$150,000

Note: This table above does not include costs related to commencing sales and marketing of our products.

PHASE TWO

ANTICIPATED MILESTONES	BUDGET

PRODUCTION: Complete OJC Finished Goods Inventory of Jeans and Complement Collection and Contracted Warehousing	$190,000

MARKETING & SALES: Complete Sales Literature, Displays and Advertising Website Operational “obscenejeans.com”	$60,000

MANAGEMENT & ADMINISTRATION: Consultants, Operational CFO, Production, Marketing	$50,000

ADDITIONAL WORKING CAPITAL	$50,000

TOTAL PHASE TWO	$350,000

Many of the developments enumerated in Phase Two are dependent on the completion of objectives in Phase One and both phases are dependent on us securing additional financing. If we are able to raise some, but not all funds required to undertake the developments in Phase 1 and Phase 2, our management will re-examine our proposed business activities to use our resources most efficiently. In this event, our focus will likely be on spending available funds on assuring that we retain our reporting status with the SEC and developing our product designs to attract investors.

If we are unable to raise additional funds we will not be able to complete any of the milestones in either Phase One or Phase Two. Due to the fact that many of the milestones are dependent on each other, if we do not raise any additional capital we will not be able to implement any facets of our business plan.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officer and director, in order to finance our businesses activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

We have not yet begun the development of any of our anticipated products and even if we do secure adequate financing, there can be no assurance that our products will be accepted by the marketplace and that we will be able to generate revenues.

Our management does not plan to hire any employees at this time. Our sole officer and director will be responsible for implementing our business plan. We intend to hire independent consultants and sales representatives to carry out sales, marketing and distribution activities.

RESULTS OF OPERATIONS

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $361,285 on our operations from inception through November 30, 2010 on selling, general and administrative expenses and our only other activity consisted of stock sales of 12,000,000 shares of our common stock to third parties and our sole director and officer for aggregate proceeds of $61,500.

We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must successfully execute our business and marketing plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions and private individuals.

Since inception, the majority of our management’s time has been spent refining the Company’s business plan and collection design sketches, and preparing for the Company’s initial public offering (which took place in August 2010).

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, we have yet to generate any revenues from our business operations. From inception through May 31, 2011, we issued 12,000,000 shares of common stock for cash proceeds of $61,500.

We anticipate needing a minimum of $150,000 for Phase One and an additional $350,000 for Phase Two, totaling $500,000 in order to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

For the nine months ended May 31, 2011, we spent approximately $341,000 on general operating expenses. We raised the cash amounts to be used in these activities from the sale of common stock and through non-interest bearing advances.

As of May 31, 2011, we had $80,116 of cash on hand.

As of the date of this filing, the current funds available to the Company may not be sufficient to continue maintaining its reporting status with the SEC.  Management believes that if the Company cannot maintain its reporting status with the SEC, it will have to cease all business activity. As such, any investment previously made would be lost in its entirety.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties. Currently, management contracts with an outside CPA to perform certain crucial accounting and financial reporting activities. However, the Company will be unable to remediate this weakness until it has received additional funding to hire additional administrative personnel.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended May 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended May 31, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.	Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Removed and Reserved

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended May 31, 2011.

Item 6.	Exhibits

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 filed on April 14, 2010)

3.2	Bylaws (incorporated by reference to our Form S-1 filed on April 14, 2010)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OBSCENE JEANS CORP.

Dated: July 13, 2011	By:	/s/ Robert Federowicz
Robert Federowicz President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director