Form 10-K
period 2011-08-31
Obscene Jeans Corp.
filed 2011-12-01
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended August 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 20__, to __________, 20__

Commission File Number

333-166064

Obscene Jeans Corp.

(Exact Name of Registrant as Specified in its Charter)

Florida	27-1070374
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

677 N. Washington Blvd. Sarasota, Florida 34236

(Address of Principal Executive Offices)

(941) 952-5825

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:     $.0001 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes  ☐   No  ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2011 was $7,000,000.

There were 19,500,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of November 29, 2011.

OBSCENE JEANS CORP.

FORM 10-K INDEX

OBSCENE JEANS CORP.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about Obscene Jeans Corp. industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

OVERVIEW

We are a development stage company and were incorporated in the State of Florida on September 21, 2009, as a for-profit company, and an established fiscal year end of August 31. We intend to design our woman’s line of jeans branded as “Obscene Brand Jeans” internally and enter into outsourcing agreements for the manufacturing, marketing, selling and distributing agreements with independent agents, each of whom is to be granted exclusive rights to market and sell “Obscene Brand Jeans” in its respective territory. We intend to include a line of complimentary t-shirts, jackets and sweatshirts to accent the base of our intended collection.

The product line is intended to cater women who generally shop for high end, boutique or specialized clothing lines. We intend to market our product line for the United States and Italy. We anticipate that the design and testing of “Obscene Brand” jeans will take up to 9 months. Once the jeans are designed and tested, we can move onto engaging companies to manufacture, distribute and market our products. We plan to structure our outsourcing agreements to protect our proprietary designs and ensure efficient production and sales of our products. We anticipate that we will enter into manufacturing agreements with independent contractors based on a per unit price of production. We also anticipate that outsourcing agreements relating to marketing, selling and distributing will be entered into on an independent contractor basis and that each contractor will be provided with a geographical area in which they will have exclusive rights to market, sell and distribute our products. We expect that these contracts will earn a commission on the sales of our products on a per unit basis.

We intend to support our independent sales agents and distributors through attendance at all of the major trade and fashion industry exhibitions, advertising in trade publications and by intending to market and sell our products via our website “obscenejeans.com”. We have registered the domain name “obscenejeans.com”, however we have not yet began development of our website. Our intended initial strategy is to limit distribution to high-end boutique and department store retailers, building a reputation for producing fresh and innovative quality design products with on-time delivery. We do not currently plan to launch an aggressive advertising campaign through television, radio or print media. We intend to develop and market our high fashion jeans for sale in the United States and Italy to upscale retailers.

We intend to produce and sell only women’s styles of jeans. We expect that Obscene Brand Jeans will be made with high quality fabrics that are gently and naturally aged, hand finished, and accessorized with rich materials such as medieval Florentine steel mesh as well as other types of metallic knits.

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

We have no revenues and have incurred losses since inception. Our auditors have been issued a going concern opinion on our financial statements. We rely upon the sale of our securities and working capital advances to fund operations.

In November 2011, after the period covered by this annual report, our Chief Executive Officer, Rachel Stark-Cappelli, resigned all positions with the Company. As a result of Ms. Stark-Cappelli’s resignation, the Company has decided to review its jeans and apparel business. Also after the period covered by this report, the Company established a subsidiary to pursue opportunities in the social networking sector. As a result of the Company’s review of its jeans and apparel business, the Company may decide to cease the jeans and apparel business and concentrate on its social networking business. Alternatively, the Company could pursue both opportunities simultaneously and use the Company’s social networking business as a marketing platform for its jeans and apparel.

Business Strategy

Our strategy is to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest, jeans. We plan to limit distribution to the more exclusive retailers, specialty stores and department stores in an effort to maintain the intended unique nature of our brand and sell our Obscene Jeans Brand in the range of $150 to $200 per pair. We intend to utilize independent contract manufacturers located in the United States so that we can truthfully brand our products as having been “made in the U.S.A” and because, by using contract manufacturers we are better able to control our costs and keep fixed overhead to a minimum. We plan to update our product offerings-style, fit and washes every 6 months to be seen as a trend setter in the contemporary better jeans market. Currently, we have no agreements with contract manufacturers.

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

We intend to market, sell and distribute our Obscene Jeans products through attendance at all of the major trade and fashion industry exhibitions, advertising in trade publications and via our anticipated website: “obscenejeans.com”. We intend to enter into sales agency or distribution agreements with independent agents, each of whom is granted exclusive rights to market and sell in their respective territory. We currently have no such agreements in place with commissioned sales agents and distributors. Our intended initial strategy is to limit distribution to high-end retailers, building a reputation for producing fresh and innovative quality design products with on-time delivery. We do not currently plan to launch an aggressive advertising campaign to the consumer.

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

Products

Our intended principal products are the high fashion “Obscene Brand Jeans” that we intend to design, market and sell. These jeans are intended to be sold in the United States and Italy to high-end retailers, department stores and boutiques, as well as through a website we intend to develop.

Our management anticipates that we will initially sell only women’s styles of jeans. The Obscene Jeans Brand products are anticipated to be made with high quality fabrics from the United States., that are gently and naturally aged, hand finished, and accented with rich materials such as medieval Florentine steel mesh as well as other types of metallic knits

We intend to produce our products in the United States utilizing independent contractors. The intended product line includes a Spring/Summer and Fall/Winter collection of Obscene Jeans Brand complimented with t-shirts, jackets and sweatshirts. We intend to design a total of 10-15 different styles of jeans catering to the intended audience. The 10-15 collections are anticipated to be named and designed to address Brooklyn, Bronx, Catskill, Chelsea, Harlem, Lexington, Manhattan, Park Avenue, Riverside, Times Square, Tribeca, Union Square and So Ho design looks.

The Obscene Jeans Brand is anticipated to be purchased by affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest, and stylish styles of jeans.

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

Market

According to the Los Angeles Times May 22, 2009, Article “Designer jeans seem recession-proof” written by Ronald D. White (http://articles.latimes.com/2009/may/22/business/fi-jeans22). While consumer spending remains woefully depressed, expensive designer jeans have been one of the few bright spots for manufacturers and retailers according to NPD Group Inc., a market research company. Sales of premium brand jeans grew by 17% during 2008 and managed a 2.3% increase in the month period that ended in February of 2009, making premium denim one of a few “pockets of growth in an otherwise fizzling fashion market,” NPD Group said. “The denim business represents 10% of the total apparel business” Ten years ago it was only about 7% of the business. It’s a $200 billion business. The average woman owns eight pairs of jeans, according to Cotton Inc.’s Lifestyle Monitor research. The above information can be viewed at: http://articles.latimes.com/2009/may/22/business/fi-jeans22.

The high-end designer jeans market is a category we intend to pursue by designing, producing, marketing and selling premium quality and design apparel for women. The market is comprised of major and minor companies that provide designer jeans and complimentary clothing which is connected with their designer collections.

COMPETITION

The apparel industry is intensely competitive. We intend to compete against small companies like ours, as well as large companies that have similar business. Additionally, we will be competing with large marketing companies, importers and distributors that sell products similar to, or competitive, with ours. Examples of companies with whom we intend to compete with include Innovo Group Inc. (Joe’s Jeans Inc.) True Religion Jeans, Levi Strauss & Co., Giorgio Armani, Polo Ralph Lauren Corporation, Calvin Klein, Nautica Enterprises, Guess, Tommy Hilfiger Corp., Gap, Inc., Abercrombie & Fitch.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of August 31, 2011, we have no employees other than Paul Watson, our sole officer and director. Mr. Watson has the flexibility to work on our business up to 10 to 25 hours per week. He is prepared to devote more time to our operations as may be required and we do not have any employment agreements with him.

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

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain our statutory registered agent’s office at 677 N. Washington Blvd., Sarasota, FL 34236 and our business office is located at 677 N. Washington Blvd., Sarasota, FL 34236. Tel: (941) 952-5825.

ITEM 3 .	LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “OBJE” in January 2011.  The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc.. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.   There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended August 31, 2011
Quarter ended August 31, 2011	$2.70	$0.60
Quarter ended May 31, 2011	$3.00	$1.85
Quarter ended February 28, 2011	$3.00	$1.75

HOLDERS

As of the date of this filing, there were eight holders of record of our common stock.

DIVIDENDS

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

COMMON STOCK

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on November 29, 2011, as quoted by the OTC, was $0.18.  There were 19,500,000 shares of common stock issued and outstanding as of November 29, 2011. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

During the year ended August 31, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

PREFERRED STOCK

We are authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.  No shares of preferred stock have been issued. If preferred stock were issued, the terms and conditions would be determined by the Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of August 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On November 10, 2011, the Company formed Obscene Interactive, LLC, a wholly-owned subsidiary.  Obscene Interactive was established to identify emerging trends and companies within the social media space for the purpose of acquisitions, joint ventures and global licensing of technology platforms and algorithms.  As of the date of this filing, Obscene Interactive has no assets, liabilities or operations.

From inception through our current date, August 31, 2011, our business operations have primarily been focused on developing our business plan and design collection sketches, design collection sketches, specifications, researching contractors, sales agents, distributors and website designers. We have not generated any revenue from business operations.

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

If we are unable to raise additional funds we will not be able to implement our business plan. Due to the fact that many of the milestones are dependent on each other, if we do not raise any additional capital we will not be able to implement any facets of our business plan.

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

RESULTS OF OPERATIONS AND GOING CONCERN

We incurred a net loss of $1,267,017 for the year ended August 31, 2011, and had a working capital deficit of $606,089 as of August 31, 2011.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the year ended August 31, 2011 was $586,945.  These conditions create an uncertainty as to our ability to continue as a going concern.

We continue to rely on advances to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such advances available. We will not be able to continue operations without them. We are pursuing alternate sources of financing, but there is no assurance that additional capital will be available to the Company when needed or on acceptable terms.

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

Since inception, the majority of our time has been spent refining our business plan and collection design sketches.

Results of Operations for the year ended August 31, 2011 compared to the year ended August 31, 2010

General and Administrative Expenses

General and administrative expenses increased in the year ended August 31, 2011 as compared to the year ended August 31, 2010 from $20,572 to $1,267,017 due to increased expenses related to developing the Obscene Jeans brand and increased legal and professional expenses related to exploring new business opportunities.

Loss from Operations

The increase in our operating loss for the year ended August 31, 2011 as compared to the comparable period of 2010 from $20,572 to $1,267,017 is due to the increase in general and administrative expenses described above.

Net Income (Loss)

We recognized a net loss of $1,267,017 for the year ended August 31, 2011 as compared to a loss of $20,572 for the same period of 2010.  The change in net loss is primarily attributable to the change in operating loss described above.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, we had yet to generate any revenues from our business operations.

We anticipate needing approximately $1,500,000 to fund our operations and to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and we have not entered into any agreements that would obligate a third party to provide us with capital.

Through August 31, 2011, we have incurred cumulative losses since inception of $1,287,589. We raised the cash amounts to be used in these activities from the sale of common stock and from advances. We currently have negative working capital of $606,089.

As of August 31, 2011 we had $45,169 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

As of the date of this filing, the current funds available to the Company may not be sufficient to continue maintaining its reporting status with the SEC. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all business activity. As such, any investment previously made would be lost in its entirety.

To date the Company has been able to fund operations through the sale of stock and by obtaining cash advances. The Company will have to seek additional financing in the future. However, the Company may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that the Company will be required to seek protection from creditors under applicable bankruptcy laws.

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

Critical Accounting Policies and Estimates

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 3 of the notes to our financial statements for the year ended August 31, 2011. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Obscene Jeans Corp.

(A Development Stage Enterprise)

Financial Statements

August 31, 2011

Peter Messineo, CPA

1982 Otter Way Palm Harbor FL 34685

T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

Obscene Jeans Corp.

I have audited the balance sheet of Obscene Jeans Corp. as of August 31, 2011 and 2010 and the related statement of operations, changes in stockholder’s equity, and cash flows for the year ended August 31, 2011 and for the period September 21, 2009 (date of inception) through August 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. My responsibility was to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Obscene Jeans Corp. as of August 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended August 31, 2011 and for the period September 21, 2009 (date of inception) through August 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

November 29, 2011

Obscene Jeans Corp.

(A Development Stage Corporation)

Balance Sheets

	August 31,
	2011		2010
Assets
Current assets:
Cash		$45,169	$41,761
Prepaid expenses		2,086	9,167

Total current assets		47,255	50,928

	$		$50,928

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable		$62,991	$10,000
Advances payable		590,353	—

Total current liabilities		653,344	10,000

Stockholders’ deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding		—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 13,500,000 and 12,000,000 shares issued and outstanding at August 31, 2011 and 2010, respectively		1,350	1,200
Additional paid in capital		680,150	60,300
Deficit accumulated during development stage		(1,287,589)	(20,572)

Total stockholders’ deficit		(606,089)	40,928

		$47,255	$50,928

The accompanying notes are an integral part of the financial statements

Obscene Jeans Corp.

(A Development Stage Corporation)

Statement of Operations

	Year ended	Period from September 21, 2009 (date of inception) through August 31,
	August 31, 2011	2010	2011

OPERATING EXPENSE:
General and administrative	$1,267,017	$20,572	$1,287,589

LOSS FROM OPERATIONS	(1,267,017)	(20,572)	(1,287,589)

NET LOSS	$(1,267,017)	$(20,572)	$(1,287,589)

Net loss per common share (basic and fully diluted)	$(0.10)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	12,710,959	9,252,907

The accompanying notes are an integral part of the financial statements.

Obscene Jeans Corp.

(A Development Stage Corporation)

Statement of Changes in Stockholders’ Deficit

For the Period from September 21, 2009 (Date of Inception) through August 31, 2011

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance, September 21, 2009, Date of Inception	0	$0	$0	$0	$0
Issuance of common stock for cash, September 2009, $0.0001 per share	9,000,000	900	8,100	—	9,000
Issuance of common stock for cash, August 2010, $0.0175 per share	3,000,000	300	52,200	—	52,500
Net loss for the period	—	—	—	(20,572)	(20,572)
Balance, August 31, 2010	12,000,000	$1,200	$60,300	$(20,572)	$40,928

Issuance of common stock for services - December 2010	1,000,000	100	49,900	—	50,000
- August 2011	500,000	50	569,950	—	570,000
Net loss	—	—	—	(1,267,017)	(1,267,017)

Balance, August 31, 2011	13,500,000	$1,350	$680,150	$(1,287,589)	$(606,089)

The accompanying notes are an integral part of the financial statements

Obscene Jeans Corp.

(A Development Stage Corporation)

Statement of Cash Flows

	Year ended	Period from September 21, 2009 (date of inception) through August 31,
	2011	2010	2011
Operating activities
Net loss	$(1,267,017)	$(20,572)	$(1,287,589)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	620,000	—	620,000
Changes in operating assets and liabilities:
Prepaid expenses	7,081	(9,167)	(2,086)
Accounts payable and accrued liabilities	52,991	10,000	62,991
Net cash used by operating activities	(586,945)	(19,739)	(606,684)

Investing activities
Net cash used by investing activities	—	—	—

Financing activities
Proceeds from advances	590,353	—	590,353
Proceeds from issuance of common stock	—	61,500	61,500
Net cash provided by financing activities	590,353	61,500	651,853

Net increase in cash	3,408	41,761	45,169

Cash at beginning of period	41,761	—	—

Cash at end of period	$45,169	$41,761	$45,169

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part of the financial statements.

Obscene Jeans Corp.

(A Development Stage Corporation)

Notes to Financial Statements

August 31, 2011

1. BACKGROUND INFORMATION

Obscene Jeans Corp. (the “Company”), a Florida corporation, was formed to design, develop, wholesale, market distribute and sell a woman’s line of “Obscene Brand Jeans.” The Company also will include a line of complimentary t-shirts, jackets and sweatshirts to accent the base of the intended collection.  The Company was incorporated on September 21, 2009 (Date of Inception) with its corporate headquarters located in Sarasota, Florida and its year-end is August 31.

On November 10, 2011, the Company formed Obscene Interactive, LLC, a wholly-owned subsidiary. Obscene Interactive has no assets, liabilities or operations but has begun identifying potential acquisition targets in the social media industry.

2. GOING CONCERN

For the year ended August 31, 2011, the Company had a net loss of $1,267,017 and negative cash flow from operations of $586,945. As of August 31, 2011, the Company has negative working capital of $606,089.  The Company has not emerged from the development stage.

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

Obscene Jeans Corp.

(A Development Stage Corporation)

Notes to Financial Statements

August 31, 2011

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

Research and development expenses - Expenditures for research and development of products are expensed as incurred.  There have been no research and development costs incurred for the period ended August 31, 2011.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue recognition – The Company has no current source of revenue, therefore, the Company has not yet adopted any policy regarding the recognition of revenues or related cost of goods.

Advertising Costs – The Company’s policy regarding advertising is to expense advertising costs as incurred.  There have been no advertising costs incurred for the period ended August 31, 2011.

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

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption.  The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

Financial instruments – In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2009 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Obscene Jeans Corp.

(A Development Stage Corporation)

Notes to Financial Statements

August 31, 2011

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On September 21, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). This standard updates FASB ASC 820, Fair Value Measurements (“ASC 820”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-06 on September 1, 2010. The adoption did not have a material impact on the financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815)-Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company adopted ASU No. 2010-11 on September 1, 2010.  The adoption did not have a material impact on the Company’s financial position, results of operations, because the Company currently holds no derivatives.

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company will adopt ASU No. 2010-13 on September 1, 2011.  The company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the company.

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

Obscene Jeans Corp.

(A Development Stage Corporation)

Notes to Financial Statements

August 31, 2011

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during effective March 1, 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company’s results of operations, financial condition, and cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the current guidance that allows for presentation of other comprehensive income as part of the Statement of Stockholders’ Equity. The update proposes two options for the proper presentation of comprehensive income: 1) a single Statement of Comprehensive Income, which includes all components of net income and other comprehensive income; or 2) a Statement of Income followed immediately by a Statement of Comprehensive Income, which includes the summarized net income and all components of other comprehensive income. The provisions of ASU 2011-05 are effective for public entities retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Therefore, ASU 2011-05 is effective for the Company on September 1, 2012. Although the provisions of this update could change the presentation of the financial statements of the Company, no material impact is expected on the Company’s results of operations, financial condition, and cash flows.

Other recent accounting pronouncements issued are not believed by management to have a material impact on the Company’s present or future financial statements.

4. RELATED PARTY TRANSACTIONS

In September 2009, the Company sold 9,000,000 shares of common stock to Rachel Stark-Cappelli, its founder and former sole director, for $0.001 per share.  On December 19, 2010, Ms. Stark-Cappelli sold the 9,000,000 shares of common stock to Kern Capital Corp, a Marshall Islands Corporation.

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

5. ADVANCES FROM THIRD PARTIES

During the year ended August 31, 2011, the Company received net, non-interest bearing advances from certain third parties totaling $590,353.  The total amount due under these advances as of August 31, 2011 was $590,353.  These advances are not collateralized and are due on demand.

Subsequent to year end on September 26, 2011, the Company agreed with the lender to refinance a portion of these advances in the amount of $78,885 into a convertible promissory note. See Note 9.

6. INCOME TAXES

There are no current or deferred income tax expense or benefit for the period ended August 31, 2011.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.  The items causing this difference are as follows:

Obscene Jeans Corp.

(A Development Stage Corporation)

Notes to Financial Statements

August 31, 2011

	Year ended August 31, 2011	September 21, 2009 (Date of Inception) through August 31, 2010

Tax benefit at U.S. statutory rate	$355,000	$—
Permanent differences – stock compensation	(174,000)	—
Valuation allowance	(181,000)	—
	$—	$—

The Company has net operating loss carryforwards of $647,000 which will begin expiring in 2026.

7. PREFERRED STOCK

The Company’s Board of Directors has authorized 10,000,000 million shares of preferred stock with a par value of $0.0001 to be issued in series with terms and conditions to be determined by the Board of Directors.

8. COMMON STOCK

On December 20, 2010, the Company issued 1,000,000 shares of common stock to Kern Capital Corp. for services.  The shares were valued at $50,000 based on the value of the services received.  There was no readily determinable market value for the shares, as they were not traded on any exchanges during that time period.

On August 22, 2011, the Company issued 500,000 shares of common stock to a third party for services. The shares were valued at $1.14 per share based on the closing market price of the stock on the date of issuance. As a result the Company recognized stock based compensation expense of $570,000.

9. SUBSEQUENT EVENTS

On September 26, 2011, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $78,885 into a Convertible Note Payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on February 28, 2013.  The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.01 per share.

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company will recognize a beneficial conversion feature in the amount of $78,885 on September 26, 2011. The beneficial conversion feature will be recognized as a discount to the Convertible Note Payable and will amortized to interest expense over the life of the note.

On September 27, 2011, the holder of the Convertible Note Payable elected to convert principal in the amount of $6,000 into 600,000 shares of common stock.

On October 20, 2011, the holder of the Convertible Note Payable elected to convert principal in the amount of $45,000 into 4,500,000 shares of common stock.

On November 3, 2011, the Company issued 900,000 shares of common stock to a third party for services. The shares were valued at $315,000 based on the closing market price of the stock on the date of issuance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at August 31, 2011, such disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO.  Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of August 31, 2011 based on such criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole officer and director will serve until her successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Paul Watson 677 N. Washington Blvd. Sarasota, FL 34236	36	President; Secretary/Treasurer; Principal Executive Officer; Principal Financial Officer and sole member of the Board of Directors

Mr. Watson was appointed as CEO and a member of the Board of Directors on November 2, 2011.

Biographies

A seasoned executive, Mr. Watson brings a wealth of experience in finance, corporate strategy and management to the Company. He began his career working with technology start-up companies as an advisor to the Houston Technology Center, developing business plans and raising funds for entrepreneurs. He then signed on with KPMG’s Corporate Finance team in China. While working in Asian markets, he put together growth capital deals ranging from $60-100 million, sourcing funds from strategic and financial investors to expand corporate market share and sales growth. In 2009, Watson founded Hermes Investment Group, a merchant bank serving clients in Asia and North America while focusing on emerging clean technology.

From 2005 through 2009, Mr. Watson served as a mergers and acquisitions advisor and private equity group manager for KPMG Financial Advisory Services in Shanghai, China. From 2009 until 2011, he was Managing Director of Hermes Investment Group, a merchant bank focused on clean technology and environmental science established in Shanghai China, and headquartered in the United States. He is a graduate of the University of Houston Bauer College of Business with a bachelor’s degree in finance. He speaks English, Chinese and Spanish. Mr. Watson also serves as CEO and sole director of Green Technology Solutions Inc.

Mr. Watson does not have a written employment agreement or other compensatory agreement in place with the Company. He is being paid $5,000 per month for his services to the Company.

OTHER DIRECTORSHIPS

Mr. Watson also serves as CEO and sole director of Green Technology Solutions Inc.

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

Our sole director is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

Our Board of Directors is comprised of solely of Mr. Watson who is involved in our day to day operations.  We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors.  When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

Mr. Watson is paid $5,000 per month for his services to the Company. He does not have a written employment agreement with the Company.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the year ended August 31, 2011 and for the period from inception (September 21, 2009) through August 31, 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Paul Watson, President, CEO, Chairman of the Board *	2011 2010	— —	— —	— —	— —	— —	— —	— —	$ — $ —
Robert Federowicz, Former President, CEO, Chairman of the Board	2011 2010	70,000 —	— —	— —	— —	— —	— —	— —	$ 70,000 $ —
Rachel Stark-Cappelli, Former President, CEO, Chairman of the Board	2011 2010	42,500 —	— —	— —	— —	— —	— —	— —	$ 42,500 $ —

* Mr. Watson was appointed to the Board of Directors on November 2, 2011.  He did not receive any compensation of any kind from the Company during the year ended August 31, 2011 or the period from September 21, 2009 (date of inception) through August 31, 2010.

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
Rachel Stark-Cappelli	0	0	0	0	0	0	0	0	0
Robert Federowicz	0	0	0	0	0	0	0	0	0
Paul Watson	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

We have no non-officer directors, and directors receive no compensation for serving on the Board. The foregoing table reflects all compensation paid to our directors.

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

The following table sets forth certain information as of August 31, 2011, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Kern Capital Corp. RRE Commercial Center Majuro, Marshall Islands	10,000,000	74%
Rachel Stark-Cappelli	—	—%
Robert Federowicz	—	—%
Paul Watson	—	—%

All directors and executive officers as a group (1 person)	—	—%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the year ended August 31, 2011, we were billed by our accountants, Peter Messineo, CPA, approximately $3,250 for audit and review fees.

Tax Fees

During the year ended August 31, 2011, we were billed by our accountants, Peter Messineo, CPA, approximately $0 for tax work.

All Other Fees

During the year ended August 31, 2011, we were billed by our accountants, Peter Messineo, CPA, approximately $0 for other work.

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

OBSCENE JEANS CORP.

Dated: December 1, 2011	By:	/s/ Paul Watson
Paul Watson
President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer, Director