Form 10-Q
period 2011-11-30
Obscene Jeans Corp.
filed 2012-01-17
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2011

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

(941) 330-7648

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 19,500,000 shares of the Registrant’s common stock, $0.0001 par value outstanding as of December 31, 2011.

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

Obscene Jeans Corp.

(A Development Stage Enterprise)

Contents

Consolidated Financial Statements:

Consolidated Balance Sheets, as of November 30, 2011 and August 31, 2011 (Unaudited)	2

Consolidated Statements of Operations, for the three months ended November 30, 2011 and 2010 and for the period from September 21, 2009 (date of inception) through November 30, 2011 (Unaudited)	3

Consolidated Statements of Changes in Stockholders’ Equity, for the period from September 21, 2009 (date of inception) through November 30, 2011 (Unaudited)	4

Consolidated Statements of Cash Flows, for the three months ended November 30, 2011 and 2010 and for the period from September 21, 2009 (date of inception) through November 30, 2011 (Unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6

Obscene Jeans Corp.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Unaudited)

	November 30, 2011	August 31, 2011
Assets
Current assets:
Cash	$5,258	$45,169
Prepaid expenses	2,086	2,086
Total current assets	7,344	47,255

Total assets	$7,344	$47,255

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,661	$62,991
Advances payable	592,113	590,353
Total current liabilities	609,774	653,344

Convertible note payable, net of discount of $26,391 and $-, respectively	2,288	—

Total liabilities	612,062	653,344

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 19,500,000 and 13,500,000 shares issued and outstanding, respectively	1,950	1,350
Additional paid in capital	1,075,288	680,150
Deficit accumulated during development stage	(1,681,956)	(1,287,589)
Total stockholders’ equity	(604,718)	(606,089)

Total liabilities and stockholders’ equity	$7,344	$47,255

The accompanying notes are an integral part of these financial statements.

Obscene Jeans Corp.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

	Three months ended November 30,		Period from September 21, 2009 (Date of Inception) through November 30,
	2011	2010	2011
Expenses:
Selling, general and administrative	$390,226	$14,268	$1,677,815

Loss from operations	(390,226)	(14,268)	(1,677,815)

Other income (expense), net
Interest expense	(4,141)	—	(4,141)
	(4,141)	—	(4,141)

Net loss	$(394,367)	$(14,268)	$(1,681,956)

Net loss per share – basic and fully diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding – basic and fully diluted	16,216,484	12,000,000

The accompanying notes are an integral part of these financial statements.

Obscene Jeans Corp.

(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Equity

For the Period from September 21, 2009 (Date of Inception) through November 30, 2011

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, September 21, 2009, Date of Inception	—	$—	$—	$—	$—
Issuance of common stock for cash, September 2009, $0.0001 per share	9,000,000	900	8,100	—	9,000
Issuance of common stock for cash, August 2010, $0.0175 per share	3,000,000	300	52,200	—	52,500
Net loss for the period	—	—	—	(20,572)	(20,572)
Balance, August 31, 2010	12,000,000	$1,200	$60,300	$(20,572)	$40,928

Issuance of common stock for services:
- December 2010, $0.05 per share	1,000,000	100	49,900	—	50,000
- August 2011, $1.14 per share	500,000	50	569,950	—	570,000
Net loss for the period	—	—	—	(1,267,017)	(1,267,017)
Balance, August 31, 2011	13,500,000	$1,350	$680,150	$(1,287,589)	$(606,089)

Issuance of common stock for conversion of debt:
- September 2011	600,000	60	(60)	—	—
- October 2011	4,500,000	450	1,403	—	1,853
Issuance of common stock for services:
- November 2011	900,000	90	314,910	—	315,000
Discount on convertible note payable	—	—	78,885	—	78,885
Net loss for the three months ended November 30, 2011 (unaudited)	—	—	—	(394,367)	(394,367)

Balance, November 30, 2011 (unaudited)	19,500,000	$1,950	$1,075,288	$(1,681,956)	$(604,718)

The accompanying notes are an integral part of these financial statements

Obscene Jeans Corp.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended November 30,		Period from September 21, 2009 (date of inception) through November 30,
	2011	2010	2011

OPERATING ACTIVITIES:
Net loss	$(394,367)	$(14,268)	$(1,681,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	315,000	—	935,000
Amortization of discount on convertible note payable	3,347	—	3,347
Changes in operating assets and liabilities:
Prepaid expenses	—	2,500	(2,086)
Accounts payable	(45,330)	(10,000)	17,661
Accrued interest payable	794	—	794
Net cash used by operating activities	(120,556)	(21,768)	(727,240)

FINANCING ACTIVITIES:
Proceeds from advances	80,645	—	670,998
Proceeds from issuance of common stock	—	—	61,500
Net cash provided by financing activities	80,645	—	732,498

NET (DECREASE) INCREASE IN CASH	(39,911)	(21,768)	5,258
CASH, BEGINNING OF PERIOD	45,169	41,761	—
CASH, END OF PERIOD	$5,258	$19,993	$5,258

Cash paid during the period for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Common stock issued for services	$315,000	$—	$935,000

The accompanying notes are an integral part of these financial statements.

Obscene Jeans Corp.

(A Development Stage Corporation)

Notes to Unaudited Consolidated Financial Statements

1. Background Information

Obscene Jeans Corp. (the “Company”), a Florida corporation, was formed to design, develop, wholesale, market, distribute and sell a woman’s line of apparel using the name “Obscene Brand Jeans.” The Company also will include a line of complimentary t-shirts, jackets and sweatshirts to accent the base of the intended collection.

The Company was incorporated on September 21, 2009 (Date of Inception) with its corporate headquarters located in Sarasota, Florida. Its year-end is August 31.

On November 10, 2011, the Company formed Obscene Interactive, LLC (“Obscene Interactive”), a wholly-owned subsidiary.  Obscene Interactive has no assets or liabilities. It has begun identifying potential acquisition targets in the social media industry.

2. Going Concern

For the three months ended November 30, 2011, the Company had a net loss of $394,367 and negative cash flow from operating activities of $120,556. As of November 30, 2011, the Company has negative working capital of $602,430.  The Company has not emerged from the development stage.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

3. Financial Statements

Basis of Presentation – The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the periods presented have been reflected herein.

Consolidated Financial Statements – The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Obscene Interactive, from the date of its formation. Significant intercompany transactions have been eliminated in consolidation.

Interim Financial Statements – These financial statements are prepared on the accrual basis of accounting in conformity with GAAP and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements for the year ended August 31, 2011 and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2011, as reported in the Form 10-K, have been omitted.

Development Stage Company – The Company is considered to be in the development stage as defined in ASC 915, ” Accounting and Reporting by Development Stage Enterprises “. The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to generate initial revenues.

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

Cash and cash equivalents – All cash is maintained with a major financial institution in the United States of America. Deposits with this bank may occasionally exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or loss are considered to be cash equivalents.

Recent accounting pronouncements

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company adopted ASU No. 2010-13 on September 1, 2011.  The adoption of the provisions of ASU 2010-13 did not have a material effect on the financial position, results of operations or cash flows of the company.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the current guidance that allows for presentation of other comprehensive income as part of the Statement of Stockholders’ Equity. The update proposes two options for the proper presentation of comprehensive income: 1) a single Statement of Comprehensive Income, which includes all components of net income and other comprehensive income; or 2) a Statement of Income followed immediately by a Statement of Comprehensive Income, which includes the summarized net income and all components of other comprehensive income. The provisions of ASU 2011-05 are effective for public entities retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Therefore, ASU 2011-05 was effective for the Company on September 1, 2012. Because the Company does not have components of comprehensive income other than net income, the provisions of this update did not change the presentation of the consolidated financial statements of the Company.

Other recent accounting pronouncements issued are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

4. Advances from Third Parties

During the three months ended November 30, 2011, the Company received net, non-interest bearing advances from certain third parties totaling $80,645.  The total amount due under these advances as of November 30, 2011 was $592,113.  These advances are not collateralized and are due on demand.  Interest was not imputed on these advances due to immateriality.

On September 26, 2011, the Company agreed with the lender to refinance a portion of these advances in the amount of $78,885 into a convertible promissory note. See Note 5.

5. Convertible note payable

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

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company will recognize a beneficial conversion feature in the amount of $78,885 on September 26, 2011. The beneficial conversion feature will be recognized as an increase in additional paid-in capital and a discount to the Convertible Note Payable. The discount to the Convertible Note Payable will be amortized to interest expense over the life of the note.

On September 27, 2011, the holder of the Convertible Note Payable elected to convert principal in the amount of $6,000 into 600,000 shares of common stock. On that date, the unamortized discount related to this principal was $6,000. The net amount of $- was recognized as an increase in stockholders’ equity as a result of this conversion.

On October 20, 2011, the holder of the Convertible Note Payable elected to convert principal in the amount of $45,000 into 4,500,000 shares of common stock. On that date, the unamortized discount related to this principal was $43,147. The net amount of $1,853 was recognized as an increase in stockholders’ equity as a result of this conversion.

The Company accrued interest in the amount of $794 during the three months ended November 30, 2011.

6. Common Stock

On September 27, 2011, the Company issued 600,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $6,000.

On October 20, 2011, the Company issued 4,500,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $45,000.

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

As of November 30, 2011, we had $5,258 cash on hand.  We believe that this cash will satisfy our operating requirements for approximately one month.

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

RESULTS OF OPERATIONS

We incurred a net loss of $394,367 for the three months ended November 30, 2011, and had a working capital deficit of $602,430 as of November 30, 2011.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the three months ended November 30, 2011 was $120,556.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the three months ended November 30, 2011 compared to the three months ended November 30, 2010

General and Administrative Expenses

General and administrative expenses increased in the three months ended November 30, 2011 as compared to the three months ended November 30, 2010 from $14,268 to $390,226 due to increased expenses related to developing the Obscene Jeans brand and increased legal and professional expenses related to exploring new business opportunities.

Loss from Operations

The increase in our operating loss for the three months ended November 30, 2011 as compared to the comparable period of 2010 from $14,268 to $390,226 is due to the increase in general and administrative expenses described above.

Net Income (Loss)

We recognized a net loss of $394,367 for the three months ended November 30, 2011 as compared to a loss of $14,268 for the same period of 2010.  The change in net loss is primarily attributable to the change in operating loss described above.

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

For the three months ended November 30, 2011, we spent approximately $390,000 on general operating expenses. We raised the cash amounts to be used in these activities from the sale of common stock and through non-interest bearing advances.

As of November 30, 2011, we had $5,258 of cash on hand.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended November 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 27, 2011, the Company issued 600,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $6,000.

On October 20, 2011, the Company issued 4,500,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $45,000.

Item 3.	Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Removed and Reserved

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended November 30, 2011.

Item 6.	Exhibits

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 filed on April 14, 2010)

3.2	Bylaws (incorporated by reference to our Form S-1 filed on April 14, 2010)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 *

101	XBRL Interactive Data *, **

*    Filed or furnished herewith

**  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OBSCENE JEANS CORP.

Dated: January 17, 2011	By:	/s/ Paul Watson
Paul Watson President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director