Form 10-Q
period 2012-02-29
Obscene Jeans Corp.
filed 2012-04-23
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 29, 2012

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

There were 24,300,000 shares of the Registrant’s common stock, $0.0001 par value outstanding as of March 31, 2012.

Obscene Jeans Corp.

(A Development Stage Enterprise)

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

Obscene Jeans Corp.

(A Development Stage Enterprise)

Contents

Consolidated Financial Statements:

Consolidated Balance Sheets, as of February 29, 2012 and August 31, 2011 (Unaudited)	2

Consolidated Statements of Operations, for the six months and three months ended February 29, 2012 and 2011 and for the period from September 21, 2009 (date of inception) through February 29, 2012 (Unaudited)	3

Consolidated Statements of Changes in Stockholders’ Equity, for the period from September 21, 2009 (date of inception) through February 29, 2012 (Unaudited)	4

Consolidated Statements of Cash Flows, for the six months and three months ended February 29, 2012 and 2011 and for the period from September 21, 2009 (date of inception) through February 29, 2012 (Unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6

Obscene Jeans Corp.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Unaudited)

	February 29, 2012	August 31, 2011
Assets
Current assets:
Cash	$1,768	$45,169
Prepaid expenses	2,086	2,086
Total current assets	3,854	47,255

Total assets	$3,854	$47,255

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,682	$62,991
Advances payable	140,062	590,353
Total current liabilities	162,744	653,344

Convertible notes payable, net of discount of $339,632 and $-, respectively	290,753	—

Total liabilities	453,497	653,344

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 19,500,000 and 13,500,000 shares issued and outstanding, respectively	1,950	1,350
Additional paid in capital	1,433,316	680,150
Deficit accumulated during development stage	(1,884,909)	(1,287,589)
Total stockholders’ equity	(449,643)	(606,089)

Total liabilities and stockholders’ equity	$3,854	$47,255

The accompanying notes are an integral part of these financial statements.

Obscene Jeans Corp.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

	Six months ended February 29,	Six months ended February 28,	Three months ended February 29,	Three months ended February 28,	Period from September 21, 2009 (Date of Inception) through February 29,
	2012	2011	2012	2011	2012
Expenses:
Selling, general and administrative	$458,154	$168,327	$67,928	$154,059	$1,745,743

Loss from operations	(458,154)	(168,327)	(67,928)	(154,059)	(1,745,743)

Other income (expense), net
Interest expense	(139,166)	—	(135,025)	—	(139,166)
	(139,166)	—	(135,025)	—	(139,166)

Net loss	$(597,320)	$(168,327)	$(202,953)	$(154,059)	$(1,884,909)

Net loss per share	$(0.03)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	17,858,242	12,392,265	19,500,000	12,788,889

The accompanying notes are an integral part of these financial statements.

Obscene Jeans Corp.

(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Equity

For the Period from September 21, 2009 (Date of Inception) through February 29, 2012

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, September 21, 2009, Date of Inception	—	$—	$—	$—	$—
Issuance of common stock for cash, September 2009, $0.0001 per share	9,000,000	900	8,100	—	9,000
Issuance of common stock for cash, August 2010, $0.0175 per share	3,000,000	300	52,200	—	52,500
Net loss for the period	—	—	—	(20,572)	(20,572)
Balance, August 31, 2010	12,000,000	$1,200	$60,300	$(20,572)	$40,928

Issuance of common stock for services:
- December 2010, $0.05 per share	1,000,000	100	49,900	—	50,000
- August 2011, $1.14 per share	500,000	50	569,950	—	570,000
Net loss for the period	—	—	—	(1,267,017)	(1,267,017)
Balance, August 31, 2011	13,500,000	$1,350	$680,150	$(1,287,589)	$(606,089)

Issuance of common stock for conversion of debt:
- September 2011	600,000	60	(60)	—	—
- October 2011	4,500,000	450	1,403	—	1,853
Issuance of common stock for services:
- November 2011	900,000	90	314,910	—	315,000
Discount on convertible notes payable	—	—	436,913	—	436,913
Net loss for the six months ended February 29, 2012 (unaudited)	—	—	—	(597,320)	(597,320)

Balance, February 29, 2012 (unaudited)	19,500,000	$1,950	$1,433,316	$(1,884,909)	$(449,643)

The accompanying notes are an integral part of these financial statements

Obscene Jeans Corp.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended February 29,	Six months ended February 28,	Period from September 21, 2009 (date of inception) through February 29,
	2012	2011	2012

OPERATING ACTIVITIES:
Net loss	$(597,320)	$(168,327)	$(1,884,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	315,000	50,000	935,000
Amortization of discount on convertible note payable	48,134	—	48,134
Changes in operating assets and liabilities:
Prepaid expenses	—	5,000	(2,086)
Accounts payable	(40,309)	25,817	22,682
Accrued interest payable	91,032	—	91,032
Net cash used by operating activities	(183,463)	(87,510)	(790,147)

FINANCING ACTIVITIES:
Proceeds from advances	140,062	78,885	730,415
Proceeds from issuance of common stock	—	—	61,500
Net cash provided by financing activities	140,062	78,885	791,915

NET (DECREASE) INCREASE IN CASH	(43,401)	(8,625)	1,768
CASH, BEGINNING OF PERIOD	45,169	41,761	—
CASH, END OF PERIOD	$1,768	$33,136	$1,768

Cash paid during the period for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Common stock issued for services	$315,000	$50,000	$935,000

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

2. Going Concern

For the six months ended February 29, 2012, the Company had a net loss of $597,320 and negative cash flow from operating activities of $183,463. As of February 29, 2012, the Company has negative working capital of $158,890.  The Company has not emerged from the development stage.

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

Recent accounting pronouncements

In April 2010, the FASB issued ASU No. 2010-13 , Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force .  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company adopted ASU No. 2010-13 on September 1, 2011.  The adoption of the provisions of ASU 2010-13 did not have a material effect on the financial position, results of operations or cash flows of the company.

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

4. Advances from Third Parties

During the six months ended February 29, 2012, the Company received net, non-interest bearing advances from certain third parties totaling $140,062.  The total amount due under these advances as of February 29, 2012 was $140,062.  These advances are not collateralized and are due on demand.  Interest was not imputed on these advances due to immateriality.

On September 26, 2011, the Company agreed with the lender to refinance a portion of these advances in the amount of $78,885 into a convertible promissory note. See Note 5.

On February 14, 2012, the Company agreed with the lender to refinance a portion of these advances in the amount of $511,468 into a convertible promissory note. See Note 5.

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

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a beneficial conversion feature in the amount of $78,885 on September 26, 2011. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Note Payable. The discount to the Convertible Note Payable is being amortized to interest expense over the life of the note.

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

On February 14, 2011, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $511,468 into a convertible note payable with an effective date of August 31, 2011. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on August 31, 2013.  The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share.

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a beneficial conversion feature in the amount of $358,028 on February 14, 2012. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Note Payable. The discount to the Convertible Note Payable is being amortized to interest expense over the life of the note.

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the two notes listed above and concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the present value of the cash flow under the terms of each of the new instruments was less than 10% from the present value of the remaining cash flows under the terms of the original notes. No gain or loss on the modifications was required to be recognized.

The Company accrued interest in the amount of $91,032 during the six months ended February 29, 2012. This amount was unpaid as of February 29, 2012 and is included in convertible notes payable as of that date. During the six months ended February 29, 2012, discount on convertible notes payable in the amount of $48,134 was amortized to interest expense.

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

7. Subsequent Events

On March 5, 2012, the holder of the Convertible Note Payable in the original principal amount of $511,468 elected to convert principal in the amount of $240,000 into 4,800,000 shares of common stock.

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

On November 10, 2011, the Company formed Obscene Interactive, LLC, a wholly-owned subsidiary. Obscene Interactive was established to identify emerging trends and companies within the social media space for the purpose of acquisitions, joint ventures and global licensing of technology platforms and algorithms. As of the date of this filing, Obscene Interactive has no assets or liabilities; however, it is in the final stages of negotiating a funding arrangement for an early stage gaming company based in California, and has other online and mobile games to launch within the next quarterly statement.

In November 2011, our former Chief Executive Officer, Rachel Stark-Cappelli, resigned all positions with the Company. As a result of Ms. Stark-Cappelli’s resignation, the Company is reviewing its jeans and apparel business. The Company established a subsidiary to pursue opportunities in the social networking sector. As a result of the Company’s review of its jeans and apparel business, the Company may decide to cease the jeans and apparel business and concentrate on its social networking business. Alternatively, the Company could pursue both opportunities simultaneously and use the Company’s social networking business as a marketing platform for its jeans and apparel. During the period of review, the Company continues to pursue both opportunities.

We have not generated any revenues to date and our activities have been limited to developing our business plan. We will not have the necessary capital to develop our Business Plan until we are able to secure additional financing.

There can be no assurance that such financing will be available on suitable terms.

We have no revenues; have incurred losses since inception, have been issued a going concern opinion from our auditors and rely upon the sale of our securities to fund operations.

As of February 29, 2012, we had $1,768 cash on hand.  We believe that this cash will satisfy our operating requirements for less than one month.

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

RESULTS OF OPERATIONS

We incurred a net loss of $597,320 for the six months ended February 29, 2012, and had a working capital deficit of $158,890 as of February 29, 2012.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the three months ended February 29, 2012 was $183,463.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the six months ended February 29, 2012 compared to the six months ended February 28, 2011

General and Administrative Expenses

General and administrative expenses increased in the six months ended February 29, 2012 as compared to the six months ended February 28, 2011 from $168,327 to $458,154 due to increased expenses related to developing the Obscene Jeans brand and increased legal and professional expenses related to exploring new business opportunities.

Loss from Operations

The increase in our operating loss for the six months ended February 29, 2012 as compared to the comparable period of 2011 from $168,327 to $458,154 is due to the increase in general and administrative expenses described above.

Interest Expense

We incurred interest expense of $139,166 during the six months ended February 29, 2012 as a result of accrued interest on convertible notes payable and amortization of discounts on notes payable into interest expense. There was no such interest expense during the six months ended February 28, 2011.

Net Income (Loss)

We recognized a net loss of $597,320 for the six months ended February 29, 2012 as compared to a loss of $168,327 for the same period of 2011.  The change in net loss is primarily attributable to the changes in operating loss and interest expense described above.

Results of Operations for the three months ended February 29, 2012 compared to the three months ended February 28, 2011

General and Administrative Expenses

General and administrative expenses decreased in the three months ended February 29, 2012 as compared to the three months ended February 28, 2011 from $154,059 to $67,929. General and administrative costs during the three months ended February 28, 2011 included expense in the amount of $50,000 for common stock issued for services. There was no such expense during the three months ended February 29, 2012.

Loss from Operations

The decrease in our operating loss for the three months ended February 29, 2012 as compared to the comparable period of 2011 from $154,059 to $67,929 is due to the decrease in general and administrative expenses described above.

Interest Expense

We incurred interest expense of $135,025 during the three months ended February 29, 2012 as a result of accrued interest on convertible notes payable and amortization of discounts on notes payable into interest expense. There was no such interest expense during the three months ended February 28, 2011.

Net Income (Loss)

We recognized a net loss of $202,935 for the three months ended February 29, 2012 as compared to a loss of $154,059 for the same period of 2011.  The change in net loss is primarily attributable to the change in operating loss described above.

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

For the six months ended February 29, 2012, we used cash in the amount of $183,463 on operating activities. We raised the cash amounts to be used in these activities from the sale of common stock and through non-interest bearing advances.

As of February 29, 2012, we had $1,768 of cash on hand.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended February 29, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended February 29, 2012.

Item 6.	Exhibits

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 filed on April 14, 2010)

3.2	Bylaws (incorporated by reference to our Form S-1 filed on April 14, 2010)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 *

101	XBRL Interactive Data *, **

*    Filed or furnished herewith

**  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OBSCENE JEANS CORP.

Dated: April 23, 2012	By:	/s/ Paul Watson
Paul Watson President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director