Form 10-Q
period 2012-05-31
OBJ Enterprises, Inc.
filed 2012-07-16
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________.

Commission File Number     333-166064

OBJ Enterprises, Inc.
(formerly Obscene Jeans Corp.)

(Exact Name of Registrant as Specified in Charter)

Florida	27-1070374
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

677 N. Washington Blvd., Sarasota, FL 34236

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

There were 24,300,000 shares of the Registrant’s common stock, $0.0001 par value outstanding as of June 30, 2012.

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

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

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Enterprise)

Contents

Consolidated Financial Statements:

Consolidated Balance Sheets, as of May 31, 2012 (Unaudited) and August 31, 2011 (Audited)	2

Consolidated Statements of Operations, for the nine months and three months ended May 31, 2012 and 2011 and for the period from September 21, 2009 (date of inception) through May 31, 2012 (Unaudited)	3

Consolidated Statements of Changes in Stockholders’ Equity, for the period from September 21, 2009 (date of inception) through May 31, 2012 (Unaudited)	4

Consolidated Statements of Cash Flows, for the nine months ended May 31, 2012 and 2011 and for the period from September 21, 2009 (date of inception) through May 31, 2012 (Unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Enterprise)

Consolidated Balance Sheets

	May 31, 2012	August 31, 2011
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$9,356	$45,169
Prepaid expenses	2,086	2,086
Total current assets	11,442	47,255

Total assets	$11,442	$47,255

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,731	$62,991
Advances payable	222,512	590,353
Total current liabilities	235,243	653,344

Convertible notes payable, net of discount of $174,015 and $-, respectively	160,205	—

Total liabilities	395,448	653,344

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at May 31, 2012 and August 31, 2011	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 24,300,000 and 13,500,000 shares issued and outstanding at May 31, 2012 and August 31, 2011, respectively	2,430	1,350
Additional paid in capital	1,672,836	680,150
Deficit accumulated during development stage	(2,059,272)	(1,287,589)
Total stockholders’ equity	(384,006)	(606,089)

Total liabilities and stockholders’ equity	$11,442	$47,255

The accompanying notes are an integral part of these financial statements.

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

	Nine months ended May 31,		Three months ended May 31,		Period from September 21, 2009 (Date of Inception) through May 31,
	2012	2011	2012	2011	2012
Expenses:
Selling, general and administrative	$523,065	$340,713	$64,911	$172,386	$1,810,654

Loss from operations	(523,065)	(340,713)	(64,911)	(172,386)	(1,810,654)

Other income (expense), net
Interest expense	(248,618)	—	(109,452)	—	(248,618)
	(248,618)	—	(109,452)	—	(248,618)

Net loss	$(771,683)	$(340,713)	$(174,363)	$(172,386)	$(2,059,272)

Net loss per share	$(0.04)	$(0.03)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	19,933,577	12,597,070	24,039,130	13,771,739

The accompanying notes are an integral part of these financial statements.

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Equity

For the Period from September 21, 2009 (Date of Inception) through May 31, 2012

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, September 21, 2009, Date of Inception	—	$—	$—	$—	$—
Issuance of common stock for cash, September 2009, $0.0001 per share	9,000,000	900	8,100	—	9,000
Issuance of common stock for cash, August 2010, $0.0175 per share	3,000,000	300	52,200	—	52,500
Net loss for the period	—	—	—	(20,572)	(20,572)
Balance, August 31, 2010	12,000,000	$1,200	$60,300	$(20,572)	$40,928

Issuance of common stock for services:
- December 2010, $0.05 per share	1,000,000	100	49,900	—	50,000
- August 2011, $1.14 per share	500,000	50	569,950	—	570,000
Net loss for the period	—	—	—	(1,267,017)	(1,267,017)
Balance, August 31, 2011	13,500,000	$1,350	$680,150	$(1,287,589)	$(606,089)

Issuance of common stock for conversion of debt:
- September 2011	600,000	60	(60)	—	—
- October 2011	4,500,000	450	1,403	—	1,853
- March 2012	4,800,000	480	239,520	—	240,000
Issuance of common stock for services:
- November 2011	900,000	90	314,910	—	315,000
Discount on convertible notes payable	—	—	436,913	—	436,913
Net loss for the nine months ended May 31, 2012 (unaudited)	—	—	—	(771,683)	(771,683)
Balance, May 31, 2012 (unaudited)	24,300,000	$2,430	$1,672,836	$(2,059,272)	$(384,006)

The accompanying notes are an integral part of these financial statements

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended May 31,		Period from September 21, 2009 (date of inception) through May 31,
	2012	2011	2012

OPERATING ACTIVITIES:
Net loss	$(771,683)	$(340,713)	$(2,059,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	315,000	50,000	935,000
Amortization of discount on convertible note payable	213,751	—	213,751
Changes in operating assets and liabilities:
Prepaid expenses	—	5,414	(2,086)
Accounts payable	(50,260)	31,466	12,731
Accrued interest payable	34,867	—	34,867
Net cash used by operating activities	(258,325)	(253,833)	(865,009)

FINANCING ACTIVITIES:
Proceeds from advances	222,512	292,188	812,865
Proceeds from issuance of common stock	—	—	61,500
Net cash provided by financing activities	222,512	292,188	874,365

NET (DECREASE) INCREASE IN CASH	(35,813)	38,355	9,356
CASH, BEGINNING OF PERIOD	45,169	41,761	—
CASH, END OF PERIOD	$9,356	$80,116	$9,356

Cash paid during the period for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Common stock issued for services	$315,000	$50,000	$935,000

The accompanying notes are an integral part of these financial statements.

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Enterprise)

Notes to Unaudited Consolidated Financial Statements

1. Background Information

OBJ Enterprises, Inc. (the “Company”), a Florida corporation, was formed as Obscene Jeans Corp. to design, develop, wholesale, market, distribute and sell a woman’s line of apparel using the name “Obscene Brand Jeans.” The Company also will include a line of complimentary t-shirts, jackets and sweatshirts to accent the base of the intended collection. On July 27, 2012, the Company changed its name to OBJ Enterprises, Inc.

The Company was incorporated on September 21, 2009 (Date of Inception) with its corporate headquarters located in Sarasota, Florida. Its fiscal year-end is August 31.

On November 10, 2011, the Company formed Obscene Interactive, LLC (“Obscene Interactive”), a wholly-owned subsidiary to pursue emerging opportunities in the online and social gaming industry.  Obscene Interactive has begun identifying potential acquisition targets in the social media industry and engaged Street Source, LLC on May 9, 2012 to develop a game for the Company through a joint venture agreement. See Note 4.

2. Going Concern

For the nine months ended May 31, 2012, the Company had a net loss of $771,683 and negative cash flow from operating activities of $258,325. As of May 31, 2012, the Company has negative working capital of $223,801.  The Company has not emerged from the development stage.

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

Development Stage Company – The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to generate initial revenues.

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

Recent accounting pronouncements – In April 2010, the FASB issued ASU No. 2010-13 , Compensation-Stock Compensation (Topic 718)-Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force .  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company adopted ASU No. 2010-13 on September 1, 2011.  The adoption of the provisions of ASU 2010-13 did not have a material effect on the financial position, results of operations or cash flows of the company.

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

4. Joint Venture Agreement

On May 9, 2012, we entered into a joint venture agreement (the “Joint Venture Agreement”) with Source Street, LLC, a Texas limited liability company (“Source Street”). The purpose of the joint venture is to fund the planning, development and launch of online and mobile games across social platforms for fun, educational and corporate training purposes. We will contribute the working capital for the joint venture and Source Street will contribute its knowledge and development skills to complete the design and launch of online and mobile games. We paid $5,000 to the joint venture upon signing the agreement and will make weekly payments of $1,500 for the term of the joint venture. We will share profits and losses of the joint venture equally with Source Street.

5. Advances from Third Parties

During the nine months ended May 31, 2012, the Company received net, non-interest bearing advances from certain third parties totaling $222,512.  The total amount due under these advances as of May 31, 2012 was $222,512.  These advances are not collateralized and are due on demand.  Interest was not imputed on these advances due to immateriality.

On September 26, 2011, the Company agreed with the lender to refinance a portion of these advances in the amount of $78,885 into a convertible promissory note. See Note 5.

On February 14, 2012, the Company agreed with the lender to refinance a portion of these advances in the amount of $511,468 into a convertible promissory note. See Note 5.

6. Convertible note payable

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

On March 5, 2012, the holder of the Convertible Note Payable in the original principal amount of $511,468 elected to convert principal in the amount of $240,000 into 4,800,000 shares of common stock. On that date, the unamortized discount related to this principal was $147,326. This amount was amortized to interest expense on the date of conversion.

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

The Company accrued interest in the amount of $34,867 during the nine months ended May 31, 2012. This amount was unpaid as of May 31, 2012 and is included in convertible notes payable as of that date. During the nine months ended May 31, 2012, discount on convertible notes payable in the amount of $213,751 was amortized to interest expense.

7. Common Stock

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

On March 5, 2012, the Company issued 4,800,000 shares of common stock as a result of the conversion of Convertible Notes Payable in the amount of $240,000.

8. Subsequent Events

On July 9, 2012, we revised the Joint Venture Agreement (the “Revised Joint Venture Agreement”) with State Street. Under the terms of the Revised Joint Venture Agreement, we are required to provide oversight and management toward the development of online and social games. State Street will identify and coordinate the development team. We will provide funding for the joint venture in the amount of $2,500 per week during the period of development of the first game. Ownership of the game and profits and losses will be split 80% to OBJE and 20% to State Street. The Revised Joint Venture Agreement can be terminated by a 30-day notice from either party.

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

OVERVIEW OF THE COMPANY

OVERVIEW

We are a development stage company and were incorporated in the State of Florida on September 21, 2009, as a for-profit company, with an established fiscal year end of August 31. The original intent of the Company is to design a woman’s line of jeans branded as “Obscene Brand Jeans” internally and enter into outsourcing agreements for the manufacturing, marketing, selling and distributing agreements with independent agents, each of whom is to be granted exclusive rights to market and sell “Obscene Brand Jeans” in its respective territory. The intent was to include a line of complimentary t-shirts, jackets and sweatshirts to accent the base of our intended collection.

On November 10, 2011, the Company formed Obscene Interactive, LLC, a wholly-owned subsidiary. Obscene Interactive was established to identify emerging trends and companies within the social media space for the purpose of acquisitions, joint ventures and global licensing of technology platforms and algorithms. As of the date of this filing, Obscene Interactive has no assets or liabilities; however, it is in the final stages of negotiating a funding arrangement for an early stage gaming company based in California, and has other online and mobile games to launch within the next quarter.

On November 2, 2011, our former Chief Executive Officer, Rachel Stark-Cappelli, resigned all positions with the Company. As a result of Ms. Stark-Cappelli’s resignation, the Company is reviewing its jeans and apparel business. The Company established a subsidiary to pursue opportunities in the social networking sector. As a result of the Company’s review of its jeans and apparel business, the Company may decide to cease the jeans and apparel business and concentrate on its social networking business. Alternatively, the Company could pursue both opportunities simultaneously and use the Company’s social networking business as a marketing platform for its jeans and apparel. During the period of review, the Company continues to pursue both opportunities.

On May 9, 2012, we entered into a joint venture agreement (the “Joint Venture Agreement”) with Source Street, LLC, a Texas limited liability company (“Source Street”). The purpose of the joint venture is to fund the planning, development and launch of online and mobile games across social platforms for fun, educational and corporate training purposes. We will contribute the working capital for the joint venture and Source Street will contribute its knowledge and development skills to complete the design and launch of online and mobile games. We paid $5,000 to the joint venture upon signing the agreement and will make weekly payments of $1,500 for the term of the joint venture. We will share profits and losses of the joint venture equally with Source Street.

On July 9, 2012, we revised the Joint Venture Agreement (the “Revised Joint Venture Agreement”) with State Street. Under the terms of the Revised Joint Venture Agreement, we are required to provide oversight and management toward the development of online and social games. State Street will identify and coordinate the development team. We will provide funding for the joint venture in the amount of $2,500 per week during the period of development of the first game. Ownership of the game and profits and losses will be split 80% to OBJE and 20% to State Street. The Revised Joint Venture Agreement can be terminated by a 30-day notice from either party.

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

As of May 31, 2012, we had $9,356 cash on hand.  We believe that this cash will satisfy our operating requirements for less than one month.

Plan of Operations

We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital to continue our operations. During the next 18 months, we intend to continue implementing our business and marketing plan. We believe we must raise an additional $120,000 to pay for expenses associated with our development over the next 18 months.

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

RESULTS OF OPERATIONS

We incurred a net loss of $771,683 for the nine months ended May 31, 2012, and had a working capital deficit of $223,801 as of May 31, 2012.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the nine months ended May 31, 2012 was $258,325.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011

General and Administrative Expenses

General and administrative expenses increased in the nine months ended May 31, 2012 as compared to the nine months ended February 28, 2011 from $340,713 to $523,065.General and administrative expense for the nine months ended May 31, 2012 included expense in the amount of $315,000 for common stock issued for services compared to $50,000 during the nine months ended May 31, 2011.

Loss from Operations

The increase in our operating loss for the nine months ended May 31, 2012 as compared to the comparable period of 2011 from $340,713 to $523,065 is due to the increase in general and administrative expenses described above.

Interest Expense

We incurred interest expense of $248,618 during the nine months ended May 31, 2012 as a result of accrued interest on convertible notes payable and amortization of discounts on notes payable into interest expense. There was no such interest expense during the nine months ended May 31, 2011.

Net Income (Loss)

We recognized a net loss of $771,683 for the nine months ended May 31, 2012 as compared to a loss of $340,713 for the same period of 2011.  The change in net loss is primarily attributable to the changes in operating loss and interest expense described above.

Results of Operations for the three months ended May 31, 2012 compared to the three months ended May 31, 2011

General and Administrative Expenses

General and administrative expenses decreased in the three months ended May 31, 2012 as compared to the three months ended May 31, 2011 from $172,386 to $64,911. Professional fees were lower during the three months ended May 31, 2012 as compared to the same period of 2011 as a result of a smaller number of consultants during 2012.

Loss from Operations

The decrease in our operating loss for the three months ended May 31, 2012 as compared to the comparable period of 2011 from $172,386 to $64,911 is due to the decrease in general and administrative expenses described above.

Interest Expense

We incurred interest expense of $109,452 during the three months ended May 31, 2012 as a result of accrued interest on convertible notes payable and amortization of discounts on notes payable into interest expense. There was no such interest expense during the three months ended May 31, 2011.

Net Income (Loss)

We recognized a net loss of $174,363 for the three months ended May 31, 2012 as compared to a loss of $172,386 for the same period of 2011.  The change in net loss is primarily attributable to the decrease in operating loss described above offset by the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, we have yet to generate any revenues from our business operations.

We anticipate needing a minimum of $120,000 for our business plan which includes the development of Game One. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

For the nine months ended May 31, 2012, we used cash in the amount of $258,325 on operating activities. We raised the cash amounts to be used in these activities from the sale of common stock and through non-interest bearing advances.

As of May 31, 2012, we had $9,356 of cash on hand.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended May 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The Company does not have any other material information to report with respect to the three month period ended May 31, 2012.

Item 6.	Exhibits

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 filed on April 14, 2010)

3.2	Bylaws (incorporated by reference to our Form S-1 filed on April 14, 2010)

3.3	Amended Articles of Incorporation dated June 27, 2012. *

31.1	Certification of the Chief Executive Officer and Chief Financial Officer *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 *

101	XBRL Interactive Data *, **

*    Filed or furnished herewith

**  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OBJ ENTERPRISES, INC.

Dated: July 16, 2012	By:	/s/ Paul Watson
Paul Watson President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director