Form 10-K
period 2012-08-31
OBJ Enterprises, Inc.
filed 2012-12-19
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended August 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.  Yes  ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes  ☐   No  ☒

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 29, 2012 was $1,045,000.

There were 7,027,500 shares of the Registrant’s $0.0001 par value common stock outstanding as of December 12, 2012.

OBJ ENTERPRISES, INC.

FORM 10-K INDEX

OBJ ENTERPRISES, INC.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about OBJ Enterprises, Inc. industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

OVERVIEW

We are a development stage company and were incorporated in the State of Florida on September 21, 2009, as a for-profit company, with an established fiscal year end of August 31. The original intent of the Company was to design a woman’s line of jeans branded as “Obscene Brand Jeans” internally and enter into outsourcing agreements for the manufacturing, marketing, selling and distributing agreements with independent agents, each of whom is to be granted exclusive rights to market and sell “Obscene Brand Jeans” in its respective territory. The intent was to include a line of complimentary t-shirts, jackets and sweatshirts to accent the base of our intended collection.

On June 27, 2012, the Company changed its name to OBJ Enterprises, Inc.

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

On November 2, 2011, our former Chief Executive Officer, Rachel Stark-Cappelli, resigned all positions with the Company. As a result of Ms. Stark-Cappelli’s resignation, the Company is reviewing its jeans and apparel business. The Company established a subsidiary to pursue opportunities in the social networking and media sector. As a result of the Company’s review of its jeans and apparel business, the Company may decide to cease the jeans and apparel business and concentrate on its social networking business. Alternatively, the Company could pursue both opportunities simultaneously and use the Company’s social networking business as a marketing platform for its jeans and apparel. During the period of review, the Company continues to pursue both opportunities.

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

On July 9, 2012, we revised the Joint Venture Agreement (the “Revised Joint Venture Agreement”) with Source Street. Under the terms of the Revised Joint Venture Agreement, we are required to provide oversight and management toward the development of online and social games. Source Street will identify and coordinate the development team. We will provide funding for the joint venture in the amount of $2,500 per week during the period of development of the first game. Ownership of the game and profits and losses will be split 80% to OBJE and 20% to Source Street. The Revised Joint Venture Agreement can be terminated by a 30-day notice from either party.

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

As of August 31, 2012, we had $2,652 cash on hand.  We believe that this cash will satisfy our operating requirements for less than one month.

Business Strategy

Our original strategy was to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest, jeans.  However, under new management, OBJE has taken on a new industry vertical outside of fashion jeans

Our revised strategy involves increased focus on the social media and marketing industry through acquiring, developing and publishing online and social games.  In addition to our joint venture agreement with Source Street, OBJE plans to leverage the explosive growth in online and social media markets to deliver games to consumers to play with any online portal.  We plan to launch the first series of games through our independent developer, Novalon Games, which was established under the joint venture between OBJE and Source Street.

Sales and Marketing Strategy

The world of video games is currently in a state of major transition. Traditional consoles games for Xbox, Playstation and Nintendo are losing market share to games designed to be played on smartphones, tablets and even Facebook. These are the gaming platforms of the future, and the transition represents a major growth opportunity for OBJE.

OBJE is currently designing fun, engaging, and highly customizable new games monetized using the free-to-play (FTP) model. These games will feature exciting bonus items made available via micro-transactions. The FTP model has already generated millions of dollars in revenue for our competitors and carries the promise of incredible returns for investors.

With the help of our joint venture partners, Source Street LLC, OBJE has created an in-house game development studio, Novalon Games. Novalon’s flagship product offering, the multiplayer online role-playing game Wayfarers, is currently in development and is scheduled to be made available for play on Facebook in 2013. But Wayfarers is just a start. OBJE plans to capture a significant share of the muti-billion-dollar online and mobile gaming market with a wide variety of fun and immersive new games to be developed and released over the next few years; ranging from i0S, Android to social media and gaming platforms..

Products

The initial product offering from Novalon Games, our in-house game developer, will be social games played on applications such as Apple, and Android operating systems.  The flagship product, Wayfarers, is a free-to-play MMORPG featuring tantalizing in-game purchases of customized weapons, armor, and other accessories and will be released alongside of other games targeting smart phones utilizing Apple and Android operating systems and social networking platforms.  Many more games are scheduled to follow, designed to replicate and surpass the billion-dollar success of our competitors in the industry.

Market

Gartner forecasts this dynamic market’s revenue to reach $28 billion by 2015, growing at a CAGR of 24 percent. Much of the revenue in this sector will be driven by online and social games, forecast to reach $4 billion by 2014.

Experts forecast that the global video game market will grow to a value of $82 billion over the next five years. Much of that growth will be driven by the online and mobile game market, forecast to rise in value to $35 billion by 2017.

COMPETITION

The runaway success of game developer Zynga is proof that the free-to-play model for social games pays. In five short years, the company has risen from a startup to a leader in the gaming industry thanks to Facebook hits like FarmVille. In 2012, the company grew to more than 300 million active monthly users and earned profits between $152-162 million.

By delivering better-designed and more immersive games, OBJE could be poised to duplicate or even surpass Zynga’s success by targeting digital content and social delivery networks.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of August 31, 2012, we have no employees other than Paul Watson, our sole officer and director. Mr. Watson has the flexibility to work on our business up to 10 to 25 hours per week. He is prepared to devote more time to our operations as may be required and we do not have any employment agreements with him.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “OBJE” in January 2011.  The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.  There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended August 31, 2012
Quarter ended August 31, 2012	$2.20	$1.08
Quarter ended May 31, 2012	$7.80	$1.80
Quarter ended February 29, 2012	$11.40	$1.36
Quarter ended November 30, 2011	$31.20	$6.80

Fiscal Year Ended August 31, 2011
Quarter ended August 31, 2011	$108.00	$24.00
Quarter ended May 31, 2011	$120.00	$74.00
Quarter ended February 28, 2011	$120.00	$70.00

HOLDERS

As of the date of this filing, there were four holders of record of our common stock.

DIVIDENDS

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

COMMON STOCK

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on December 11, 2012, as quoted by the OTC, was $0.98.  There were 7,027,500 shares of common stock issued and outstanding as of December 11, 2012. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

On November 13, 2012, the Company effected a one-for-40 reverse stock split.

During the year ended August 31, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

PREFERRED STOCK

We are authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.  No shares of preferred stock have been issued. If preferred stock were issued, the terms and conditions would be determined by the Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of August 31, 2012.

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

From inception through our current date, August 31, 2012, our business operations have primarily been focused on developing our business plan and design collection sketches, design collection sketches, specifications, researching contractors, sales agents, distributors and website designers. We have not generated any revenue from business operations.

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

RESULTS OF OPERATIONS AND GOING CONCERN

We incurred a net loss of $886,997 for the year ended August 31, 2012, and had a working capital deficit of $308,774 as of August 31, 2012.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the year ended August 31, 2012 was $322,889.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Since inception, the majority of our time has been spent refining our business plan and beginning development of our first game.

Results of Operations for the year ended August 31, 2012 compared to the year ended August 31, 2011

General and Administrative Expenses

General and administrative expenses decreased in the year ended August 31, 2012 as compared to the year ended August 31, 2011 from $1,267,017 to $608,038. Included in general and administrative expense for the years ended August 31, 2012 and 2011 is common stock issued for services in the amount of $315,000 and $620,000, respectively. Excluding these amounts, general and administrative expenses for the years ended August 31, 2012 and 2011 would have been $293,038 and $647,017, respectively. The remaining decrease in general and administrative expense is related to management’s efforts to control costs.

Loss from Operations

The decrease in our operating loss for the year ended August 31, 2012 as compared to the comparable period of 2011 from $1,267,017 to $608,038 is due to the decrease in general and administrative expenses described above.

Interest expense

We incurred interest expense of $278,959 for the year ended August 31, 2012. There was no interest expense in the comparable period of 2011. Interest expense relates to convertible notes payable signed during the year. There were no such notes during the year ended August 31, 2011. Included in interest expense for the year ended August 31, 2012 is amortization of a discount on the note in the amount of $236,547.

Net Income (Loss)

We recognized a net loss of $886,997 for the year ended August 31, 2012 as compared to a loss of $1,267,017 for the same period of 2011.  The decrease in net loss is attributable to the decrease in general and administrative expense partially offset by the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, we had yet to generate any revenues from our business operations.

We anticipate needing approximately $120,000 to fund our operations and to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and we have not entered into any agreements that would obligate a third party to provide us with capital.

Through August 31, 2012, we have incurred cumulative losses since inception of $2,174,586. We raised the cash amounts to be used in these activities from the sale of common stock and from working capital advances. We currently have negative working capital of $308,774.

As of August 31, 2012 we had $2,652 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

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

Critical Accounting Policies and Estimates

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 3 of the notes to our financial statements for the year ended August 31, 2012. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At August 31, 2012 the Company did not have any potentially dilutive common shares.

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

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Enterprise)

Financial Statements

August 31, 2012

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

To the Board of Directors and Shareholders:

OBJ Enterprises, Inc.

I have audited the balance sheet of OBJ Enterprises, Inc. as of August 31, 2012 and 2011 and the related statement of operations, changes in stockholder’s equity, and cash flows for the years ended August 31, 2012 and 2011, and for the period September 21, 2009 (date of inception) through August 31, 2012. These financial statements are the responsibility of the Company’s management. My responsibility was to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of OBJ Enterprises, Inc. as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended August 31, 2012 and 2011, and for the period September 21, 2009 (date of inception) through August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

December 18, 2012

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Corporation)

Balance Sheets

	August 31,
	2012	2011
Assets
Current assets:
Cash	$2,652	$45,169
Prepaid expenses	—	2,086

Total current assets	2,652	47,255

TOTAL ASSETS	$2,652	$47,255

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$31,054	$62,991
Advances payable	280,372	590,353

Total current liabilities	311,426	653,344

Stockholders’ deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding.	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 607,500 and 337,500 shares issued and outstanding at August 31, 2012 and 2011, respectively	61	34
Additional paid in capital	1,675,205	681,466
Deficit accumulated during development stage	(2,174,586)	(1,287,589)

Total stockholders’ deficit	(499,320)	(606,089)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,652	$47,255

On November 13, 2012, the Company effected a one-for-40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompanying notes are an integral part of the financial statements

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Corporation)

Statement of Operations

	Year Ended August 31,		Period from September 21, 2009 (date of inception) through August 31,
	2012	2011	2012

OPERATING EXPENSE:
General and administrative	$608,038	$1,267,017	$1,895,627

LOSS FROM OPERATIONS	(608,038)	(1,267,017)	(1,895,627)

Other income (expense), net
Interest expense	(278,959)	—	(278,959)

NET LOSS	$(886,997)	$(1,267,017)	$(2,174,586)

Net loss per common share (basic and fully diluted)	$(1.69)	$(3.99)

Weighted average number of common shares outstanding - basic and fully diluted	525,779	317,774

The accompanying notes are an integral part of the financial statements.

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Corporation)

Statement of Changes in Stockholders’ Deficit

For the Period from September 21, 2009 (Date of Inception) through August 31, 2012

	Common Stock		Capital in Excess of	Accumulated
	Shares	Amount	Par Value	Deficit	Total

Balance, September 21, 2009, Date of Inception	—	$—	$—	$—	$—
Issuance of common stock for cash, September 2009, $0.04 per share	225,000	23	8,977	—	9,000
Issuance of common stock for cash, August 2010, $0.70 per share	75,000	8	52,492	—	52,500
Net loss for the period	—	—	—	(20,572)	(20,572)
Balance, August 31, 2010	300,000	$31	$61,469	$(20,572)	$40,928

Issuance of common stock for services:
- December 2010	25,000	2	49,998	—	50,000
- August 2011	12,500	1	569,999	—	570,000
Net loss	—	—	—	(1,267,017)	(1,267,017)

Balance, August 31, 2011	337,500	$34	$681,466	$(1,287,589)	$(606,089)

Issuance of common stock for:
- Services	22,500	2	314,998	—	315,000
- Conversion of debt	247,500	25	241,828	—	241,853
Discount on convertible notes payable	—	—	436,913	—	436,913
Net loss for the period	—	—	—	(886,997)	(886,997)

Balance, August 31, 2012	607,500	$61	$1,675,205	$(2,174,586)	$(499,320)

On November 13, 2012, the Company effected a one-for-40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompanying notes are an integral part of the financial statements

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Corporation)

Statement of Cash Flows

	Year Ended August 31,		Period from September 21, 2009 (date of inception) through August 31,
	2012	2011	2012
Operating activities
Net loss	$(886,997)	$(1,267,017)	$(2,174,586)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	315,000	620,000	935,000
Amortization of discount on convertible note payable	236,547	—	236,547
Changes in operating assets and liabilities:
Prepaid expenses	2,086	7,081	—
Accounts payable and accrued liabilities	(31,937)	52,991	31,054
Accrued interest payable	42,412	—	42,412
Net cash used by operating activities	(322,889)	(586,945)	(929,573)

Investing activities
Net cash used by investing activities	—	—	—

Financing activities
Proceeds from advances	280,372	590,353	870,725
Proceeds from issuance of common stock	—	—	61,500
Net cash provided by financing activities	280,372	590,353	932,225

Net (decrease) increase in cash	(42,517)	3,408	2,652

Cash at beginning of period	45,169	41,761	—

Cash at end of period	$2,652	$45,169	$2,652

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

Noncash investing and financing transactions:
Common stock issued for services	$315,000	$50,000	$935,000
Common stock issued for conversion of debt	$241,853	$—	$241,853

The accompanying notes are an integral part of the financial statements.

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Corporation)

Notes to Financial Statements

August 31, 2012

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

2. GOING CONCERN

For the year ended August 31, 2012, the Company had a net loss of $886,997 and negative cash flow from operations of $322,889. As of August 31, 2012, the Company has negative working capital of $308,774.  The Company has not emerged from the development stage.

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

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Corporation)

Notes to Financial Statements

August 31, 2012

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

Research and development expenses - Expenditures for research and development of products are expensed as incurred.  There have been no research and development costs incurred for the period ended August 31, 2012.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue recognition - The Company has no current source of revenue, therefore, the Company has not yet adopted any policy regarding the recognition of revenues or related cost of goods.

Advertising Costs - The Company’s policy regarding advertising is to expense advertising costs as incurred.  There have been no advertising costs incurred for the period ended August 31, 2012.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At August 31, 2012, the Company did not have any potentially dilutive common shares.

On November 13, 2012, the Company effected a one-for-40 reverse stock split.  All share and per share amounts have been retroactively restated to reflect the reverse split. This presentation is consistent with the guidance in ASC 260-10-55-12, Earnings Per Share, which requires retroactive restatement of earnings per share if a capital structure change due to a stock dividend, stock split or reverse split occurs after the date of the latest balance sheet, but before the release of the financial statements or the effective date of the registration statement, whichever is later.

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Corporation)

Notes to Financial Statements

August 31, 2012

Financial instruments - In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2009 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 was effective for the Company beginning March 1, 2012. The adoption did not have a material impact on the financial statements.

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Corporation)

Notes to Financial Statements

August 31, 2012

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

4. RELATED PARTY TRANSACTIONS

In September 2009, the Company sold 225,000 shares of common stock to Rachel Stark-Cappelli, its founder and former sole director, for $0.001 per share.  On December 19, 2010, Ms. Stark-Cappelli sold the 225,000 shares of common stock to Kern Capital Corp, a Marshall Islands Corporation.

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

5. ADVANCES FROM THIRD PARTIES

During the years ended August 31, 2012 and 2011, the Company received net, non-interest bearing advances from certain third parties totaling $280,372 and $590,353, respectively.  The total amount due under these advances as of August 31, 2012 was $280,372.  These advances are not collateralized and are due on demand.

On September 26, 2011, the Company agreed with the lender to refinance a portion of these advances in the amount of $78,885 into a convertible promissory note. See Note 6.

On February 14, 2012, the Company agreed with the lender to refinance a portion of these advances in the amount of $511,468 into a convertible promissory note. See Note 6.

6. CONVERTIBLE NOTES PAYABLE

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

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Corporation)

Notes to Financial Statements

August 31, 2012

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

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Corporation)

Notes to Financial Statements

August 31, 2012

7. INCOME TAXES

There are no current or deferred income tax expense or benefit for the period ended August 31, 2012.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.  The items causing this difference are as follows:

	Year ended August 31, 2012	Year ended August 31, 2011

Tax benefit at U.S. statutory rate	$248,000	$355,000
Permanent differences – stock compensation	(88,000)	(174,000)
Valuation allowance	(160,000)	(181,000)
	$—	$—

The Company has net operating loss carryforwards of $1,240,000 which will begin expiring in 2026.

8. PREFERRED STOCK

The Company’s Board of Directors has authorized 10,000,000 million shares of preferred stock with a par value of $0.0001 to be issued in series with terms and conditions to be determined by the Board of Directors.

9. COMMON STOCK

On November 13, 2012, the Company effected a one-for-40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

On December 20, 2010, the Company issued 25,000 shares of common stock to Kern Capital Corp. for services.  The shares were valued at $50,000 based on the value of the services received.  There was no readily determinable market value for the shares, as they were not traded on any exchanges during that time period.

On August 22, 2011, the Company issued 12,500 shares of common stock to a third party for services. The Company recognized stock based compensation expense of $570,000 based on the closing market price of the stock on the date of issuance.

On September 27, 2011, the Company issued 15,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $6,000, net of a discount of $6,000.

On October 20, 2011, the Company issued 112,500 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $45,000, net of a discount of $43,147.

On November 3, 2011, the Company issued 22,500 shares of common stock to a third party for services. The shares were valued at $315,000 based on the closing market price of the stock on the date of issuance.

On March 5, 2012, the Company issued 120,000 shares of common stock as a result of the conversion of Convertible Notes Payable in the amount of $240,000.

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Corporation)

Notes to Financial Statements

August 31, 2012

10. SUBSEQUENT EVENTS

On September 4, 2012, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $25,260 into a Convertible Note Payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on August 31, 2013.  The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.005 per share.

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company will recognize a beneficial conversion feature in the amount of $25,260 on September 4, 2012. The beneficial conversion feature will be recognized as a discount to the Convertible Note Payable and will amortized to interest expense over the life of the note.

On September 4, 2012, the holder of the Convertible Note Payable elected to convert principal in the amount of $25,260 into 5,052,000 shares of common stock.

On October 31, 2012, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $52,600 into a Convertible Note Payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on October 31, 2013.  The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.01 per share.

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company will recognize a beneficial conversion feature in the amount of $52,600 on October 31, 2012. The beneficial conversion feature will be recognized as a discount to the Convertible Note Payable and will amortized to interest expense over the life of the note.

On October 16, 2012, the holder of the Convertible Note Payable elected to convert principal in the amount of $52,600 into 5,260,000 shares of common stock.

On November 26, 2012, the holders of the Convertible Note Payable dated August 31, 2012 in the original amount of $511,468 elected to convert principal in the amount of $58,000 into 1,160,000 shares of common stock.

On November 13, 2012, the Company effected a one-for-40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at August 31, 2012, such disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO.  Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of August 31, 2012 based on such criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Paul Watson 677 N. Washington Blvd. Sarasota, FL 34236	37	President; Secretary/Treasurer; Principal Executive Officer; Principal Financial Officer and sole member of the Board of Directors

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended August 31, 2012 and 2011 and for the period from inception (September 21, 2009) through August 31, 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Paul Watson, President, CEO, Chairman of the Board *	2012 2011 2010	50,000 — —	— — —	— — —	— — —	— — —	— — —	— —	$ 50,000 $ — $ —
Robert Federowicz, Former President, CEO, Chairman of the Board	2012 2011 2010	5,000 70,000 —	— — —	— — —	— — —	— — —	— — —	— — —	$ 5,000 $ 70,000 $ —
Rachel Stark-Cappelli, Former President, CEO, Chairman of the Board	2012 2011 2010	20,000 42,500 —	— — —	— — —	— — —	— — —	— — —	— — —	$ 20,000 $ 42,500 $ —

* Mr. Watson was appointed to the Board of Directors on November 2, 2011.  He did not receive any compensation of any kind from the Company during the year ended August 31, 2011 or the period from September 21, 2009 (date of inception) through August 31, 2010.

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2012

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

The following table sets forth certain information as of August 31, 2012, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Kern Capital Corp. RRE Commercial Center Majuro, Marshall Islands	250,000	41%
Rachel Stark-Cappelli	—	—%
Robert Federowicz	—	—%
Paul Watson	—	—%

All directors and executive officers as a group (1 person)	—	—%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the year ended August 31, 2012, we were billed by our accountants, Peter Messineo, CPA, approximately $4,100 for audit and review fees.

Tax Fees

During the year ended August 31, 2012, we were billed by our accountants, Peter Messineo, CPA, approximately $0 for tax work.

All Other Fees

During the year ended August 31, 2012, we were billed by our accountants, Peter Messineo, CPA, approximately $0 for other work.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)

101	XBRL Interactive Data Files (3)

______________

(1)   Incorporated by reference to Form S-1 filed with the Securities and Exchange Commission on April 14, 2010.

(2)   Filed herewith.

(3)   To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBJ ENTERPRISES, INC.

Dated: December 18, 2012	By:	/s/ Paul Watson
Paul Watson
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer,
Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 18, 2012	By:	/s/ Paul Watson
Paul Watson
Director