Form 10-Q
period 2012-11-30
OBJ Enterprises, Inc.
filed 2013-01-14
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2012

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

There were 7,027,500 shares of the Registrant’s common stock, $0.0001 par value outstanding as of January 10, 2013.

OBJ Enterprises, Inc.

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

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Contents

Consolidated Financial Statements:

Consolidated Balance Sheets, as of November 30, 2012 (Unaudited) and August 31, 2012 (Audited)	2

Consolidated Statements of Operations, for three months ended November 30, 2012 and 2011 and for the period from September 21, 2009 (date of inception) through November 30, 2012 (Unaudited)	3

Consolidated Statements of Changes in Stockholders’ Equity, for the period from September 21, 2009 (date of inception) through November 30, 2012 (Unaudited)	4

Consolidated Statements of Cash Flows, for the three months ended November 30, 2012 and 2011 and for the period from September 21, 2009 (date of inception) through November 30, 2012 (Unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

	November 30, 2012	August 31, 2012
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$3,731	$2,652
Prepaid expenses	—	—
Total current assets	3,731	2,652

Total assets	$3,731	$2,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,302	$31,054
Advances payable	282,612	280,372
Total current liabilities	317,914	311,426

Convertible notes payable, net of discount of $96,636 and $151,219, respectively	194,529	190,546

Total liabilities	512,443	501,972

Stockholders’ equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at November 30, 2012 and August 31, 2012	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 7,027,500 and 337,500 issued and outstanding at November 30, 2012 and August 31, 2012, respectively	703	61
Additional paid in capital	1,837,763	1,675,205
Deficit accumulated during development stage	(2,347,178)	(2,174,586)
Total stockholders’ equity	(508,712)	(499,320)

Total liabilities and stockholders’ equity	$3,731	$2,652

The accompanying notes are an integral part of these financial statements.

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

	Three months ended November 30,		Period from September 21, 2009 (Date of Inception) through November 30,
	2012	2011	2012
Expenses:
Selling, general and administrative	$58,009	$390,226	$1,953,636

Loss from operations	(58,009)	(390,226)	(1,953,636)

Other income (expense), net
Interest expense	(114,583)	(4,141)	(393,542)
	(114,583)	(4,141)	(393,542)

Net loss	$(172,592)	$(394,367)	$(2,347,178)

Net loss per share	$(0.12)	$(0.97)

Weighted average number of common shares outstanding	1,467,720	405,412

The accompanying notes are an integral part of these financial statements.

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Equity

For the Period from September 21, 2009 (Date of Inception) through November 30, 2012

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, September 21, 2009, Date of Inception	—	$—	$—	$—	$—

Issuance of common stock for cash,	225,000	23	8,977	—	9,000
Issuance of common stock for cash	75,000	8	52,492	—	52,500
Net loss for the period	—	—	—	(20,572)	(20,572)
Balance, August 31, 2010	300,000	$31	$61,469	$(20,572)	$40,928

Issuance of common stock for services	37,500	3	619,997	—	620,000
Net loss for the period	—	—	—	(1,267,017)	(1,267,017)
Balance, August 31, 2011	337,500	$34	$681,466	$(1,287,589)	$(606,089)

Issuance of common stock for conversion of debt	247,500	25	241,828	—	241,853
Issuance of common stock for services	22,500	2	314,998	—	315,000
Discount on convertible notes payable	—	—	436,913	—	436,913
Net loss	—	—	—	(886,997)	(886,997)
Balance, August 31, 2012	607,500	$61	$1,675,205	$(2,174,586)	$(499,320)

Issuance of common stock for conversion of debt	6,420,000	642	109,958	—	110,600
Discount on convertible notes payable	—	—	52,600	—	52,600
Net loss	—	—	—	(172,592)	(172,592)
Balance, November 30, 2012	7,027,500	$703	$1,837,763	$(2,347,178)	$(508,712)

On November 13, 2012, the Company effected a one-for-40 reverse stock split.  All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended November 30,		Period from September 21, 2009 (date of inception) through November 30,
	2012	2011	2012

OPERATING ACTIVITIES:
Net loss	$(172,592)	$(394,367)	$(2,347,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	315,000	935,000
Amortization of discount on convertible note payable	107,183	3,347	343,730
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,248	(45,330)	35,302
Accrued interest payable	7,400	794	49,812
Net cash used by operating activities	(53,761)	(120,556)	(983,334)

FINANCING ACTIVITIES:
Proceeds from advances	54,840	80,645	925,565
Proceeds from issuance of common stock	—	—	61,500
Net cash provided by financing activities	54,840	80,645	987,065

NET (DECREASE) INCREASE IN CASH	1,079	(39,911)	3,731
CASH, BEGINNING OF PERIOD	2,652	45,169	—
CASH, END OF PERIOD	$3,731	$5,258	$3,731

Cash paid during the period for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Common stock issued for services	$—	$315,000	$935,000
Common Stock issued for conversion of debt	$110,600	$—	$352,453

The accompanying notes are an integral part of these financial statements.

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Consolidated Financial Statements

1. Background Information

OBJ Enterprises, Inc. (the “Company”), a Florida corporation, was originally formed as Obscene Jeans Corp. to design, develop, wholesale, market, distribute and sell a woman’s line of apparel using the name “Obscene Brand Jeans.” On July 27, 2012, the Company changed its name to OBJ Enterprises, Inc.

On November 10, 2011, the Company formed Obscene Interactive, LLC (“Obscene Interactive”), a wholly-owned subsidiary to pursue emerging opportunities in the digital gaming industry.  Obscene Interactive actively pursues potential acquisition targets in the online and social media industry while exploring consumer gaming trends to develop games internally and through joint venture agreements.

On May 9, 2012 (revised on June 9, 2012), the Company engaged Street Source, LLC to act as an independent gaming developer for the Company through a joint venture agreement. The primary focus of this partnership is to develop online and social games that leverage emerging consumer gaming portals; such as smart phones and mobile devices. See Note 4.

The Company was incorporated on September 21, 2009 (Date of Inception) with its corporate headquarters located in Sarasota, Florida. Its fiscal year-end is August 31.

2. Going Concern

For the three months ended November 30, 2012, the Company had a net loss of $172,592 and negative cash flow from operating activities of $53,761. As of November 30, 2012, the Company has negative working capital of $314,183.  The Company has not emerged from the development stage.

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

Interim Financial Statements – These financial statements are prepared on the accrual basis of accounting in conformity with GAAP and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements for the year ended August 31, 2012 and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2012, as reported in the Form 10-K, have been omitted.

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

Recent accounting pronouncements – Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

4. Joint Venture Agreement

On May 9, 2012, the Company entered into a joint venture agreement (the “Joint Venture Agreement”) with Source Street, LLC, a Texas limited liability company (“Source Street”). Source Street then established Novalon Games (“Novalon”) as the gaming development entity and brand name of the joint venture.

The purpose of the joint venture is to fund the planning, development and launch of digital games delivered across social platforms and mobile devices for fun, educational and corporate training purposes. The Company will contribute the working capital for the joint venture and Source Street will contribute its knowledge and development skills to complete the design and launch of online, mobile and social games.

The Company paid $5,000 to the joint venture upon signing the agreement and will make weekly payments of $2,500 for the term of the joint venture. The Company will share profits and losses of the joint venture equally with Source Street.

5. Advances from Third Parties

During the three months ended November 30, 2012, the Company received net, non-interest bearing advances from certain third parties totaling $54,840.  The total amount due under these advances as of November 30, 2012 was $282,612.  These advances are not collateralized and are due on demand.  Interest was not imputed on these advances due to immateriality.

On October 31, 2012, the Company agreed with the lender to refinance a portion of these advances in the amount of $52,600 into a convertible promissory note. See Note 6.

6. Convertible note payable

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

The Company evaluated the terms of this note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized a beneficial conversion feature in the amount of $52,600 on October 31, 2012. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Note Payable. The discount to the Convertible Note Payable is being amortized to interest expense over the life of the note.

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrumentas it applies to the two notes listed above and concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the present value of the cash flow under the terms of each of the new instruments was less than 10% from the present value of the remaining cash flows under the terms of the original notes. No gain or loss on the modifications was required to be recognized.

On November 16, 2012, the holder of the Convertible Note Payable elected to convert principal in the amount of $52,600 into 5,260,000 shares of common stock. On that date, the unamortized discount related to this principal was $52,600. The unamortized discount was immediately amortized to interest expense upon conversion.

On November 26, 2012, the holders of the Convertible Note Payable dated August 31, 2011 elected to convert principal in the amount of $58,000 into 1,160,000 shares of common stock. On that date, the unamortized discount related to this principal was $24,591. The unamortized discount was immediately amortized to interest expense upon conversion.

The Company accrued interest in the amount of $7,400 during the three months ended November 30, 2012. This amount was unpaid as of November 30, 2012 and is included in convertible notes payable as of that date. During the three months ended November 30, 2012, discount on convertible notes payable in the amount of $107,183 was amortized to interest expense.

7. Common Stock

On November 13, 2012, the Company effected a one-for-40 reverse stock split.  All share and per share amounts have been retroactively restated to reflect the reverse split.

On November 16, 2012, the Company issued 5,260,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $52,600.

On November 26, 2012, the Company issued 1,160,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $58,000.

8. Subsequent Events

Management has evaluated subsequent events through January 10, 2013, the date the financial statements were available to be issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

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

As of November 30, 2012, we had $3,731 cash on hand.  We believe that this cash will satisfy our operating requirements for less than one month.

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

RESULTS OF OPERATIONS

We incurred a net loss of $172,592 for the three months ended November 30, 2012, and had a working capital deficit of $314,183 as of November 30, 2012.  We do not anticipate having positive net income in the immediate future.  Net cash used by operations for the three months ended November 30, 2012 was $53,761.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the Three months ended November 30, 2012 compared to the Three months ended November 30, 2011

General and Administrative Expenses

General and administrative expenses decreased in the three months ended November 30, 2012 as compared to the three months ended November 30, 2011 from $390,226 to $58,009. General and administrative expense for the three months ended November 30, 2011 included expense in the amount of $315,000 for common stock issued for services. There was no common stock issued for services during the three months ended November 30, 2012. Excluding the expense for common stock issued for services, general and administrative expense for the three months ended November 30, 2011 would have been $75,226.

Loss from Operations

The increase in our operating loss for the three months ended November 30, 2012 as compared to the comparable period of 2011 from $390,226 to $58,009 is due to the increase in general and administrative expenses described above.

Interest Expense

We incurred interest expense of $114,583 during the three months ended November 30, 2012 as a result of accrued interest on convertible notes payable and amortization of discounts on notes payable into interest expense. There was $4,141 of interest expense during the three months ended November 30, 2011.

Net Income (Loss)

We recognized a net loss of $172,592 for the three months ended November 30, 2012 as compared to a loss of $394,367 for the same period of 2011.  The change in net loss is primarily attributable to the changes in operating loss and interest expense described above.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, we have yet to generate any revenues from our business operations.

We anticipate needing a minimum of $120,000 for our business plan which includes the development of games under our joint venture agreement with Source Street. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

For the three months ended November 30, 2012, we used cash in the amount of $53,761 on operating activities. We raised the cash amounts to be used in these activities from the sale of common stock and through non-interest bearing advances.

As of November 30, 2012, we had $3,731 of cash on hand.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended November 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 16, 2012, the Company issued 5,260,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $52,600.

On November 26, 2012, the Company issued 1,160,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $58,000.

Item 3.	Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On November 13, 2012, the Company effected a one-for-40 reverse stock split.  All share and per share amounts have been retroactively restated to reflect the reverse split.

Item 6.	Exhibits

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 filed on April 14, 2010)

3.2	Bylaws (incorporated by reference to our Form S-1 filed on April 14, 2010)

3.3	Amended Articles of Incorporation dated June 27, 2012. (incorporated by reference to our Form 10-Q filed on July 16, 2012)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer *

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 *

101	XBRL Interactive Data *, **

*    Filed or furnished herewith

**  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OBJ ENTERPRISES, INC.

Dated: January 14, 2013	By:	/s/ Paul Watson
Paul Watson President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director