Form 10-K/A
period 2012-08-31
OBJ Enterprises, Inc.
filed 2013-03-12
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K /A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended August 31, 2012 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-K for the period ended August 31, 2012, filed with the Securities and Exchange Commission on December 19, 2012.

Additionally, we corrected a typographical error on the Balance Sheets on page 12. The lines for Convertible notes payable and Total liabilities were omitted on the Balance Sheets as originally filed. The Balance Sheets have been revised to show Convertible notes payable in the amount of $190,546 as of August 31, 2012. In addition, a line has been added to show total liabilities in the amount of $501,972 and $653,344 as of August 31, 2012 and 2011, respectively.

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

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

December 18, 2012

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Corporation)

Balance Sheets

	August 31,
	2012	2011
Assets
Current assets:
Cash	$2,652	$45,169
Prepaid expenses	—	2,086

Total current assets	2,652	47,255

TOTAL ASSETS	$2,652	$47,255

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$31,054	$62,991
Advances payable	280,372	590,353

Total current liabilities	311,426	653,344

Convertible notes payable, net of discount of $151,219 and $—, respectively	190,546	—

TOTAL LIABILITIES	501,972	653,344

Stockholders’ deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding.	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 607,500 and 337,500 shares issued and outstanding at August 31, 2012 and 2011, respectively	61	34
Additional paid in capital	1,675,205	681,466
Deficit accumulated during development stage	(2,174,586)	(1,287,589)

Total stockholders’ deficit	(499,320)	(606,089)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,652	$47,255

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)

101	XBRL Interactive Data Files (2)(3)

______________

(1)   Incorporated by reference to Form S-1 filed with the Securities and Exchange Commission on April 14, 2010.

(2)   Filed herewith.

(3)    In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBJ ENTERPRISES, INC.

Dated: March 11, 2013	By:	/s/ Paul Watson
Paul Watson
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer,
Secretary, Treasurer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 11, 2013	By:	/s/ Paul Watson
Paul Watson
Director