Form 10-Q
period 2013-02-28
OBJ Enterprises, Inc.
filed 2013-04-15
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2013

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

(941) 952-5825

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 9,414,339 shares of the Registrant’s common stock, $0.0001 par value outstanding as of April 14, 2013.

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

Item 1.	Consolidated Financial Statements

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Contents

Consolidated Financial Statements:

Consolidated Balance Sheets, as of February 28, 2013 (Unaudited) and August 31, 2012 (Audited)	2

Consolidated Statements of Operations, for three and six months ended February 28, 2013 and February 29, 2012 and for the period from September 21, 2009 (date of inception) through February 28, 2013 (Unaudited)	3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit), for the period from September 21, 2009 (date of inception) through February 28, 2013 (Unaudited)	4

Consolidated Statements of Cash Flows, for the six months ended February 28, 2013 and February 29, 2012 and for the period from September 21, 2009 (date of inception) through February 28, 2013 (Unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

	February 28, 2013	August 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$13,075	$2,652
Total current assets	13,075	2,652

Total assets	$13,075	$2,652

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$104,818	$31,054
Advances payable	172,450	280,372
Total current liabilities	277,268	311,426

Convertible notes payable, net of discount of $214,222 and $151,219, respectively	219,394	190,546

Total liabilities	496,662	501,972

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at February 28, 2013 and August 31, 2012	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 7,854,339 and 607,500 issued and outstanding, respectively	785	61
Additional paid-in capital	2,093,614	1,675,205
Deficit accumulated during development stage	(2,577,986)	(2,174,586)
Total stockholders’ deficit	(483,587)	(499,320)

Total liabilities and stockholders’ deficit	$13,075	$2,652

The accompanying notes are an integral part of these consolidated financial statements.

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

	Three months ended February 28,	Three months ended February 29,	Six months ended February 28,	Six months ended February 29,	Period from September 21, 2009 (Date of Inception) through February 28,
	2013	2012	2013	2012	2013
Expenses:
Selling, general and administrative	$145,683	$67,928	$203,692	$458,154	$2,099,319

Loss from operations	(145,683)	(67,928)	(203,692)	(458,154)	(2,099,319)

Other expense:
Interest expense	(85,125)	(135,025)	(199,708)	(139,166)	(478,667)

Net loss	$(230,808)	$(202,953)	$(403,400)	$(597,320)	$(2,577,986)

Net loss per share – basic and diluted	$(0.03)	$(0.42)	$(0.09)	$(1.34)

Weighted average number of common shares outstanding – basic and diluted	7,335,238	487,500	4,466,567	446,456

The accompanying notes are an integral part of these consolidated financial statements.

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period from September 21, 2009 (Date of Inception) through February 28, 2013

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, September 21, 2009, Date of Inception	—	$—	$—	$—	$—

Issuance of common stock for cash,	225,000	23	8,977	—	9,000
Issuance of common stock for cash	75,000	8	52,492	—	52,500
Net loss for the period	—	—	—	(20,572)	(20,572)
Balance, August 31, 2010	300,000	$31	$61,469	$(20,572)	$40,928

Issuance of common stock for services	37,500	3	619,997	—	620,000
Net loss for the period	—	—	—	(1,267,017)	(1,267,017)
Balance, August 31, 2011	337,500	$34	$681,466	$(1,287,589)	$(606,089)

Issuance of common stock for conversion of debt	247,500	25	241,828	—	241,853
Issuance of common stock for services	22,500	2	314,998	—	315,000
Discount on convertible notes payable	—	—	436,913	—	436,913
Net loss	—	—	—	(886,997)	(886,997)
Balance, August 31, 2012	607,500	$61	$1,675,205	$(2,174,586)	$(499,320)

Shares issued for rounding due to stock split	539	—	—	—	—
Issuance of common stock for conversion of debt	7,246,300	724	170,136	—	170,860
Discount on convertible notes payable	—	—	248,273	—	248,273
Net loss	—	—	—	(403,400)	(403,400)
Balance, February 28, 2013	7,854,339	$785	$2,093,614	$(2,577,986)	$(483,587)

On November 13, 2012, the Company effected a one-for-40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompanying notes are an integral part of these consolidated financial statements

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended February 28 or 29,		Period from September 21, 2009 (date of inception) through February 28,
	2013	2012	2013

OPERATING ACTIVITIES:
Net loss	$(403,400)	$(597,320)	$(2,577,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	315,000	935,000
Amortization of discount on convertible note payable	185,270	48,134	421,817
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	73,764	(40,309)	104,818
Accrued interest payable	14,438	91,032	56,850
Net cash used by operating activities	(129,928)	(183,463)	(1,059,501)

FINANCING ACTIVITIES:
Proceeds from advances	140,351	140,062	1,011,076
Proceeds from issuance of common stock	—	—	61,500
Net cash provided by financing activities	140,351	140,062	1,072,576

NET CHANGE IN CASH	10,423	(43,401)	13,075
CASH, BEGINNING OF PERIOD	2,652	45,169	—
CASH, END OF PERIOD	$13,075	$1,768	$13,075

Cash paid during the period for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Common stock issued for services	$—	$315,000	$935,000
Common Stock issued for conversion of debt	$110,600	$—	$352,453

The accompanying notes are an integral part of these consolidated financial statements.

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

On November 10, 2011, the Company formed Obscene Interactive, LLC (“Obscene Interactive”), a wholly-owned subsidiary to pursue emerging opportunities in the digital gaming industry. Obscene Interactive actively pursues potential acquisition targets in the online and social media industry while exploring consumer gaming trends to develop games internally through joint venture agreements and partnerships.

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

2. Going Concern

For the six months ended February 28, 2013, the Company had a net loss of $403,400, and negative cash flow from operating activities of $129,928. As of February 28, 2013, the Company has negative working capital of $264,193. The Company has not emerged from the development stage.

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

3. Financial Statements

Interim Financial Statements – These consolidated financial statements are prepared on the accrual basis of accounting in conformity with GAAP and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements for the fiscal year ended August 31, 2012 and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended August 31, 2012, as reported in the Form 10-K, have been omitted.

Basis of Presentation – These consolidated financial statements contain the accounts of the Company and its wholly owned subsidiary Obscene Interactive. All significant intercompany transactions have been removed in consolidation.

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

Cash and cash equivalents – All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

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

4. Advances from Third Parties

During the six months ended February 28, 2013, the Company received net, non-interest bearing advances from certain third parties totaling $140,351. The total amount due under these advances as of February 28, 2013 was $172,450.  These advances are not collateralized and are due on demand.

During the six months ended February 28, 2013, the Company agreed with the lender to refinance a portion of these advances in the total amount of $248,273 into convertible promissory notes. See Note 5.

5. Convertible notes payable

On August 31, 2011, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $511,468 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on August 31, 2013. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share.

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

On September 4, 2012, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $25,260 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on September 4, 2013. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.01 per share.

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

On January 31, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $170,413 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on January 31, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.10 per share.

The Company evaluated the terms of these note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature in the amount of $25,260 on September 4, 2012, $52,600 on October 31, 2012 and $170,413 on January 31, 2013. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Note Payable. The discount to the Convertible Note Payable is being amortized to interest expense over the life of the note.

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the three notes listed above and concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the present value of the cash flow under the terms of each of the new instruments was less than 10% from the present value of the remaining cash flows under the terms of the original notes. No gain or loss on the modifications was required to be recognized.

On September 4, 2012, the holder of the Convertible Note Payable, dated on the same date, elected to convert principal in the amount of $25,260 into 126,300 shares of common stock. On that date, the unamortized discount related to this principal was $25,260. The unamortized discount was immediately amortized to interest expense upon conversion.

On November 16, 2012, the holder of the Convertible Note Payable, dated October 31, 2012, elected to convert principal in the amount of $52,600 into 5,260,000 shares of common stock. On that date, the unamortized discount related to this principal was $52,600. The unamortized discount was immediately amortized to interest expense upon conversion.

On November 26, 2012, the holders of the Convertible Note Payable dated August 31, 2011 elected to convert principal in the amount of $58,000 into 1,160,000 shares of common stock. On that date, the unamortized discount related to this principal was $24,591. The unamortized discount was immediately amortized to interest expense upon conversion.

On February 5, 2013, the holders of the Convertible Note Payable dated August 31, 2011 elected to convert principal in the amount of $35,000 into 700,000 shares of common stock. On that date, the unamortized discount related to this principal was $11,130. The unamortized discount was immediately amortized to interest expense upon conversion.

Convertible notes payable consist of the following as of February 28, 2013 and August 31, 2012:

	February 28, 2013	August 31, 2012
Convertible note payable, dated September 26, 2011, bearing interest at 10% per annum, matured on February 28, 2013 and convertible into shares of common stock at $0.01 per share	$27,885	$27,885
Convertible note payable, dated August 31, 2011, bearing interest at 10% per annum, matures on August 31, 2013 and convertible into shares of common stock at $0.05 per share	178,468	271,468
Convertible note payable, dated January 31, 2013, bearing interest at 10% per annum, matures on January 31, 2015 and convertible into shares of common stock at $0.10	170,412	—
Accrued interest payable	56,850	42,412
Total convertible notes payable and accrued interest	433,615	341,765
Less: discount on convertible notes payable	(214,222)	(151,219)
Convertible notes payable, net of discount	$219,394	$190,546

The Company accrued interest in the amount of $14,438 during the six months ended February 28, 2013. This amount was unpaid as of February 28, 2013 and is included in convertible notes payable as of that date. During the six months ended February 28, 2013, discount on convertible notes payable in the amount of $185,270 was amortized to interest expense.

5. Common Stock

On November 13, 2012, the Company effected a one-for-40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

On September 4, 2012, the Company issued 126,300 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $25,260.

On November 16, 2012, the Company issued 5,260,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $52,600.

On November 26, 2012, the Company issued 1,160,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $58,000.

On February 5, 2013, the Company issued 700,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $35,000.

6. Subsequent Events

On April 2, 2013, the holders of the Convertible Note Payable dated September 26, 2011 elected to convert principal in the amount of $7,800 into 780,000 shares of common stock in accordance with the terms of the note.

On April 8, 2013, the holders of the Convertible Note Payable dated September 26, 2011 elected to convert principal in the amount of $7,800 into 780,000 shares of common stock in accordance with the terms of the note.

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

On November 10, 2011, the Company formed Obscene Interactive, LLC, a wholly-owned subsidiary. Obscene Interactive was established to identify emerging trends and companies within the social, online and mobile media space for the purpose of acquisitions, joint ventures and global licensing of technology platforms and algorithms. As of the date of this filing, Obscene Interactive has no assets or liabilities; however, it is in the final stages of negotiating a funding arrangement for an early stage gaming company based in Texas, and is scheduled to submit its first internally developed mobile gaming application to the Apple App Store in April 2013, with Android versions submitted shortly thereafter..

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

As of February 28, 2013, we had $13,075 cash on hand. We believe that this cash will satisfy our operating requirements for less than one month.

Critical Accounting Policy

We prepare our condensed consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report on Form 10-K.

Plan of Operations

We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital to continue our operations. During the next 18 months, we intend to continue implementing our business and marketing plan. We believe we must raise an additional $250,000 to pay for expenses associated with our development over the next 18 months.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officer and director, in order to finance our businesses activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

OBJE has developed its first two mobile gaming applications Phantasmic and Stupid Pixels through its partnership with Source Street, LLC under the brand name Novalon Games and plans to begin submission to the various app stores, such as Apple and Android marketplaces, in the second calendar quarter of 2013.

In conjunction with the aforementioned internal development, the Company has performed due diligence and is in the final stages of deal structuring and negotiations for the partnering and funding of independent (“indie”) developers; primarily focused on startup gaming companies and studios.  We plan to build an online publishing platform, provide social media marketing tools, and formulate efficient practices for the submission and distribution of social and mobile applications for gaming and educational purposes.

The development strategy of the internal publishing platform began in January 2013 and management has already begun budgeting and accepting bids for the development of Obscene Interactive’s indie publishing platform, social marketing campaign, and additional revenue streams through advertising partnerships.

Our management does not plan to hire any employees at this time. Our sole officer and director will be responsible for implementing our business plan. We intend to hire independent consultants and sales representatives to carry out sales, marketing and distribution activities.

RESULTS OF OPERATIONS

We incurred a net loss of $403,400 for the six months ended February 28, 2013, and had a working capital deficit of $264,193. We do not anticipate having positive net income in the immediate future. Net cash used by operations for the six months ended February 28, 2013 was $129,928. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the Three Months ended February 28, 2013 compared to the Three Months ended February 29, 2012

General and Administrative Expenses

General and administrative expenses increased in the three months ended February 28, 2013 as compared to the three months ended February 29, 2012 from $67,928 to $145,683. General and administrative expense for the three months ended February 28, 2013 increased primarily due to an increase in management fees as well as fees associated with designing games.

Loss from Operations

The decrease in our operating loss for the three months ended February 28, 2013 as compared to the comparable period of 2012 from $67,928 to $145,683 as a result of the increase in general and administrative expenses as discussed above.

Interest Expense

We incurred interest expense of $85,125 during the three months ended February 28, 2013 as a result of accrued interest on convertible notes payable and amortization of discounts on notes payable into interest expense. There was $135,025 of interest expense during the three months ended February 29, 2012.

Net Loss

We recognized a net loss of $230,808 for the three months ended February 28, 2013 as compared to a net loss of $202,953 for the same period of 2012. The change in net loss is primarily attributable to the changes in operating loss and interest expense described above.

Results of Operations for the Six months ended February 28, 2013 compared to the Six months ended February 29, 2012

General and Administrative Expenses

General and administrative expenses decreased in the six months ended February 28, 2013 as compared to the six months ended February 29, 2012 from $458,154 to $203,692. General and administrative expense for the six months ended February 29, 2012 included expense in the amount of $315,000 for common stock issued for services. There was no common stock issued for services during the six months ended February 28, 2013. Excluding the expense for common stock issued for services, general and administrative expense for the six months ended February 29, 2012 would have been $143,154.

Loss from Operations

The decrease in our operating loss for the six months ended February 28, 2013 as compared to the comparable period of 2012 from $458,154 to $203,692 is due to the general and administrative expenses described above.

Interest Expense

We incurred interest expense of $199,708 during the six months ended February 28, 2013 as a result of accrued interest on convertible notes payable and amortization of discounts on notes payable into interest expense. There was $139,166 of interest expense during the six months ended February 29, 2012.

Net Loss

We recognized a net loss of $403,400 for the six months ended February 28, 2013 as compared to a loss of $597,320 for the same period of 2012. The change in net loss is primarily attributable to the changes in operating loss and interest expense described above.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, we have yet to generate any revenues from our business operations.

We anticipate needing a minimum of $250,000 for our business plan which includes the development of games under our joint venture agreement with Source Street, internal development of an indie publishing, marketing and distribution platform, and the implementation of this go to market strategy for a range of social and mobile applications. Currently available cash is not sufficient to allow us to commence full execution of our business plan.

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

For the six months ended February 28, 2013, we used cash in the amount of $129,928 on operating activities. We raised the cash amounts to be used in these activities from the sale of common stock and through non-interest bearing advances.

As of February 28, 2013, we had $13,075 of cash on hand.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the six months ended February 28, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2013, the Company issued 700,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $35,000.

Item 3.	Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On November 13, 2012, the Company effected a one-for-40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

Item 6.	Exhibits

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 filed on April 14, 2010)
3.2	Bylaws (incorporated by reference to our Form S-1 filed on April 14, 2010)
3.3	Amended Articles of Incorporation dated June 27, 2012. (incorporated by reference to our Form 10-Q filed on July 16, 2012)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 *
101	XBRL Interactive Data **

* Filed or furnished herewith

** To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OBJ ENTERPRISES, INC.

Dated: April 15, 2013	By:	/s/ Paul Watson
Paul Watson President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director