Form 10-Q/A
period 2013-02-28
OBJ Enterprises, Inc.
filed 2013-04-25
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended February 28, 2013 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-Q for the period ended February 28, 2013, filed with the Securities and Exchange Commission on April 15, 2013.

PART II — OTHER INFORMATION

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

* Previously filed

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OBJ ENTERPRISES, INC.

Dated: April 24, 2013	By:	/s/ Paul Watson
Paul Watson President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director