Form 10-Q
period 2013-05-31
OBJ Enterprises, Inc.
filed 2013-07-16
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2013

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

There were 12,834,339 shares of the Registrant’s common stock, $0.0001 par value outstanding as of July 10, 2013.

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

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Contents

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets, as of May 31, 2013 (Unaudited) and August 31, 2012 (Audited)	2

Condensed Consolidated Statements of Operations, for three and nine months ended May 31, 2013 and 2012 and for the period from September 21, 2009 (date of inception) through May 31, 2013 (Unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit), for the period from September 21, 2009 (date of inception) through May 31, 2013 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows, for the nine months ended May 31, 2013 and 2012 and for the period from September 21, 2009 (date of inception) through May 31, 2013 (Unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

	May 31, 2013	August 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$76,626	$2,652
Total current assets	76,626	2,652

Total assets	$76,626	$2,652

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$61,123	$31,054
Advances payable	220,760	280,372
Current portion of convertible notes payable, net of discount of $22,730 and $0, respectively	186,947	—
Total current liabilities	468,830	311,426

Convertible notes payable, net of discount of $314,849and $151,219, respectively	36,169	190,546

Total liabilities	504,999	501,972

Stockholders’ deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at May 31, 2013 and August 31, 2012	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 11,344,339 and 607,500 issued and outstanding, respectively	1,134	61
Additional paid-in capital	2,320,214	1,675,205
Deficit accumulated during development stage	(2,749,721)	(2,174,586)
Total stockholders’ deficit	(428,373)	(499,320)

Total liabilities and stockholders’ deficit	$76,626	$2,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

On November 13, 2012, the Company effected a 1:40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended May 31,		Nine months ended May 31,		Period from September 21, 2009 (Date of Inception) through May 31,
	2013	2012	2013	2012	2013
Expenses:
General and administrative	$113,513	$64,911	$317,205	$523,065	$2,212,832

Loss from operations	(113,513)	(64,911)	(317,205)	(523,065)	(2,212,832)

Other expense:
Interest expense	(58,222)	(109,452)	(257,930)	(248,618)	(536,889)

Net loss	$(171,735)	$(174,363)	$(575,135)	$(771,683)	$(2,749,721)

Net loss per share – basic and diluted	$(0.02)	$(0.29)	$(0.09)	$(1.55)

Weighted average number of common shares outstanding – basic and diluted	9,185,108	600,978	6,057,652	498,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

On November 13, 2012, the Company effected a 1:40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period from September 21, 2009 (Date of Inception) through May 31, 2013

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, September 21, 2009, Date of Inception	—	$—	$—	$—	$—

Issuance of common stock for cash	225,000	23	8,977	—	9,000
Issuance of common stock for cash	75,000	8	52,492	—	52,500
Net loss for the period	—	—	—	(20,572)	(20,572)
Balance, August 31, 2010	300,000	$31	$61,469	$(20,572)	$40,928

Issuance of common stock for services	37,500	3	619,997	—	620,000
Net loss for the period	—	—	—	(1,267,017)	(1,267,017)
Balance, August 31, 2011	337,500	$34	$681,466	$(1,287,589)	$(606,089)

Issuance of common stock for conversion of debt	247,500	25	241,828	—	241,853
Issuance of common stock for services	22,500	2	314,998	—	315,000
Discount on convertible notes payable	—	—	436,913	—	436,913
Net loss	—	—	—	(886,997)	(886,997)
Balance, August 31, 2012	607,500	$61	$1,675,205	$(2,174,586)	$(499,320)

Shares issued for rounding due to stock split	539	—	—	—	—
Issuance of common stock for conversion of debt	10,736,300	1,073	224,287	—	225,360
Discount on convertible notes payable	—	—	420,722	—	420,722
Net loss	—	—	—	(575,135)	(575,135)
Balance, May 31, 2013	11,344,339	$1,134	$2,320,214	$(2,749,721)	$(428,373)

The accompanying notes are an integral part of these condensed consolidated financial statements

On November 13, 2012, the Company effected a 1:40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended May 31,		Period from September 21, 2009 (date of inception) through May 31,
	2013	2012	2013

OPERATING ACTIVITIES:
Net loss	$(575,135)	$(771,683)	$(2,749,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	315,000	935,000
Amortization of discount on convertible note payable	234,362	213,751	470,909
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	30,069	(50,260)	61,123
Accrued interest payable	23,568	34,867	65,980
Net cash used by operating activities	(287,136)	(258,325)	(1,216,709)

FINANCING ACTIVITIES:
Proceeds from advances	361,110	222,512	1,231,835
Proceeds from issuance of common stock	—	—	61,500
Net cash provided by financing activities	361,110	222,512	1,293,335

NET CHANGE IN CASH	73,974	(35,813)	76,626
CASH, BEGINNING OF PERIOD	2,652	45,169	—
CASH, END OF PERIOD	$76,626	$9,356	$76,626

Cash paid during the period for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Common stock issued for services	$—	$315,000	$935,000
Common Stock issued for conversion of debt	$223,245	$—	$465,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

On November 13, 2012, the Company effected a 1:40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Condensed Consolidated Financial Statements

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

On May 9, 2012 (revised on June 9, 2012), the Company engaged Street Source, LLC to act as an independent gaming developer for the Company through a joint venture agreement. The primary focus of this partnership is to develop online and social games that leverage emerging consumer gaming portals; such as smart phones and mobile devices.  On May 21, 2013, the joint venture formed Novalon Technologies, LLC to act as the operating entity for the joint venture.

The Company was incorporated on September 21, 2009 (Date of Inception) with its corporate headquarters located in Sarasota, Florida. Its fiscal year-end is August 31.

2. Going Concern

For the nine months ended May 31, 2013, the Company had a net loss of $575,135, and negative cash flow from operating activities of $287,136. As of May 31, 2013, the Company has negative working capital of $392,204. The Company has not emerged from the development stage.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

3. Significant Accounting Policies

Interim Financial Statements – The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended August 31, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine month period ended May 31, 2013 are not necessarily indicative of the results for the full fiscal year ending August 31, 2013.

Basis of Presentation – The condensed consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 2 regarding the assumption that the Company is a “going concern”).

Principles of Consolidation – These condensed consolidated financial statements contain the accounts of the Company and its wholly owned subsidiary Obscene Interactive. All material intercompany accounts and transactions have been eliminated in consolidation. The year-end for the company and its subsidiary is August 31.

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

Cash and cash equivalents – For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $76,626 and $2,652 at May 31, 2013 and August 31, 2012, respectively.

Cash Flows Reporting – The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Development Stage Entity – The Company is a development stage company as defined by section ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Financial instruments – The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments

Share-based Expense – ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the nine months ended May 31, 2013 and 2012 was $0 and $315,000, respectively.

Recent accounting pronouncements – Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

4. Advances from Third Parties

During the nine months ended May 31, 2013, the Company received net, non-interest bearing advances from certain third parties totaling $361,110. The total amount due under these advances as of May 31, 2013 and August 31, 2012 was $220,760 and $280,372, respectively.  These advances are not collateralized and are due on demand.

During the nine months ended May 31, 2013, the Company agreed with the lender to refinance a portion of these advances in the total amount of $420,722 into convertible promissory notes. See Note 5.

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

On May 31, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $172,450 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on May 31, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share.

The Company evaluated the terms of these note in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature in the amount of $25,260 on September 4, 2012, $52,600 on October 31, 2012, $170,413 on January 31, 2013 and $172,450 on May 31, 2013. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Note Payable. The discount to the Convertible Note Payable is being amortized to interest expense over the life of the note.

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

On April 26, 2013, the holders of the Convertible Note Payable dated September 26, 2011 elected to convert principal in the amount of $4,600 into 460,000 shares of common stock in accordance with the terms of the note.

On May 17, 2013, the holders of the Convertible Note Payable dated September 26, 2011 elected to convert principal and unpaid accrued interest in the total amount of $9,800 into 980,000 shares of common stock in accordance with the terms of the note.

On May 23, 2013, the holders of the Convertible Note Payable dated August 31, 2011 elected to convert principal in the amount of $24,500 into 490,000 shares of common stock in accordance with the terms of the note. On that date, the unamortized discount related to this principal was $4,896. The unamortized discount was immediately amortized to interest expense upon conversion.

Convertible notes payable consist of the following as of May 31, 2013 and August 31, 2012:

	May 31, 2013 (unaudited)	August 31, 2012
Convertible note payable, dated September 26, 2011, bearing interest at 10% per annum, matured on February 28, 2013 and convertible into shares of common stock at $0.01 per share	$—	$27,885
Convertible note payable, dated August 31, 2011, bearing interest at 10% per annum, matures on August 31, 2013 and convertible into shares of common stock at $0.05 per share	153,968	271,468
Convertible note payable, dated January 31, 2013, bearing interest at 10% per annum, matures on January 31, 2015 and convertible into shares of common stock at $0.10	170,412	—
Convertible note payable, dated May 31, 2013, bearing interest at 10% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	172,450	—
Accrued interest payable	63,865	42,412
Total convertible notes payable and accrued interest	560,695	341,765
Less: current portion of convertible notes payable and accrued interest	(209,677)	—
Less: discount on noncurrent convertible notes payable	(314,849)	(151,219)
Noncurrent convertible notes payable, net of discount	$36,169	$190,546

Current portion of convertible notes payable	$153,968	$—
Current portion of accrued interest payable	55,709	—
Total current portion of convertible notes payable and accrued interest	209,677	—
Less: discount on current portion of convertible notes payable	(22,730)	—
Current portion of convertible notes payable, net of discount	$186,947	$—

The Company accrued interest in the amount of $23,568 during the nine months ended May 31, 2013. This amount was unpaid as of May 31, 2013 and is included in convertible notes payable as of that date. During the nine months ended May 31, 2013, discount on convertible notes payable in the amount of $234,362 was amortized to interest expense.

5. Stockholders’ Equity

Preferred

The Company’s Board of Directors has authorized 10,000,000 million shares of preferred stock with a par value of $0.0001 to be issued in series with terms and conditions to be determined by the Board of Directors. As of May 31, 2013 and August 31, 2012, no preferred stock was issued or outstanding.

Common

The Company has authorized 100,000,000 shares of $0.0001 par value common stock. There were 11,344,339 and 607,500 shares of common stock outstanding as of May 31, 2013 and August 31, 2012, respectively.

On November 13, 2012, the Company effected a one-for-forty reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

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

On April 2, 2013, the Company issued 780,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $7,800.

On April 8, 2013, the Company issued 780,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $7,800.

On April 26, 2013, the Company issued 460,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $4,600.

On May 17, 2013, the Company issued 980,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $9,800.

On May 23, 2013, the Company issued 490,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $24,500.

6. Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued:

On June 4, 2013, the holders of the Convertible Note Payable dated August 31, 2011 elected to convert principal in the amount of $24,500 into 490,000 shares of common stock in accordance with the terms of the note.

On June 6, 2013, the holders of the Convertible Note Payable dated August 31, 2011 elected to convert principal in the amount of $25,000 into 500,000 shares of common stock in accordance with the terms of the note.

On June 19, 2013, the holders of the Convertible Note Payable dated August 31, 2011 elected to convert principal in the amount of $25,000 into 500,000 shares of common stock in accordance with the terms of the note.

On June 20, 2013, the Company signed a joint venture agreement with Bluff Wars, Inc. to develop the Bluff Wars mobile game application for the Android operating system and market (“Bluff Wars Game”). Under the terms of the joint venture agreement, the Company will provide funding of up to $30,000 for the development costs and consulting services for marketing the Bluff Wars Game. The Company will receive between 10 and 20 percent of the profits from the Bluff Wars Game depending on the amount of the Company’s contribution to the project.

Based on our evaluation no other events have occurred requiring adjustment or disclosure.

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

On November 10, 2011, the Company formed Obscene Interactive, LLC, a wholly-owned subsidiary. Obscene Interactive was established to identify emerging trends and companies within the social, online and mobile media space for the purpose of acquisitions, joint ventures and global licensing of technology platforms and algorithms. As of the date of this filing, Obscene Interactive has no assets or liabilities; however, it is in the final stages of negotiating a funding arrangement for an early stage gaming company based in Texas, and is scheduled to submit its first internally developed mobile gaming application to the Apple App Store in April 2013, with Android versions submitted shortly thereafter.

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

On May 9, 2012, we entered into a joint venture agreement (the “Joint Venture Agreement”) with Source Street, LLC, a Texas limited liability company (“Source Street”). The purpose of the joint venture is to fund the planning, development and launch of online and mobile games across social platforms for fun, educational and corporate training purposes. We will contribute the working capital for the joint venture and Source Street will contribute its knowledge and development skills to complete the design and launch of online and mobile games. We paid $5,000 to the joint venture upon signing the agreement and will make weekly payments of $1,500 for the term of the joint venture. We will share profits and losses of the joint venture equally with Source Street. On May 21, 2013, the joint venture formed Novalon Technologies, LLC as the operating entity for the joint venture.

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

On July 20, 2013, we entered into a joint venture agreement (the “Agreement”) with Bluff Wars, Inc (BWI) to develop the Android version of their existing game Bluff Wars.  The purpose of the Agreement is to fund the development and launch of Bluff Wars within the Android marketplace.  OBJE will fund the development of Bluff Wars (Android version) for $30,000 based on monthly development milestones with a scheduled launch date in August and the option to work further with developer Fangtooth Studios and BWI to market, design and distribute existing and planned games for online, social and mobile applications.

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

As of May 31, 2013, we had $76,626 cash on hand. We believe that this cash will satisfy our operating requirements for less than one month.

Critical Accounting Policies

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the period ended August 31, 2012 on Form 10-K.

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

OBJE has developed its first three mobile gaming applications Phantasmic, Stupid Pixels and Creature Tavern through its partnership with Source Street, LLC under the brand name Novalon Games and plans to submit Creature Tavern to the app stores in the Apple and Android marketplaces, in the third calendar quarter of 2013.

OBJE signed a joint venture agreement in July 2013 to develop the Android version of Bluff Wars with the option to develop, market and distribute additional games with Bluff Wars, Inc. for the Android and Apple marketplace.

In conjunction with the aforementioned developments, the Company has completed due diligence and is in the final stages of deal structuring and negotiations for the partnering and funding of several independent (“indie”) developers; primarily focused on startup gaming companies and studios.  We plan to build an online application and development platform, provide social media marketing tools, and formulate efficient practices for the submission and distribution of social and mobile applications for gaming and educational purposes.

The development strategy to create a utility platform for online, social and mobile games began in January 2013. OBJE has already begun budgeting and accepting bids for the development of an indie application platform, social marketing campaign, and plans to generate revenue streams through game sales, advertising partnerships and monetizing mobile applications.

Our management does not plan to hire any employees at this time. Our sole officer and director will be responsible for implementing our business plan. We intend to hire independent consultants and sales representatives to carry out sales, marketing and distribution activities.

RESULTS OF OPERATIONS

We incurred a net loss of $575,135 for the nine months ended May 31, 2013, and had a working capital deficit of $392,204. We do not anticipate having positive net income in the immediate future. Net cash used by operations for the nine months ended May 31, 2013 was $287,136. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the Three Months ended May 31, 2013 compared to the Three Months ended May 31, 2012

General and Administrative Expenses

General and administrative expenses increased in the three months ended May 31, 2013 as compared to the three months ended May 31, 2012 from $64,911 to $113,513. General and administrative expense for the three months ended May 31, 2013 increased primarily due to an increase in fees associated with designing games from $8,000 during the three months ended May 31, 2012 to $35,000 during the three months ended May 31, 2013.

Loss from Operations

The increase in our operating loss for the three months ended May 31, 2013 as compared to the comparable period of 2012 from $64,911 to $113,513 as a result of the increase in general and administrative expenses as discussed above.

Interest Expense

We incurred interest expense of $58,222 during the three months ended May 31, 2013 as a result of accrued interest on convertible notes payable and amortization of discounts on notes payable into interest expense. There was $109,452 of interest expense during the three months ended May 31, 2012.

Net Loss

We recognized a net loss of $171,735 for the three months ended May 31, 2013 as compared to a net loss of $174,363 for the same period of 2012. The change in net loss is primarily attributable to the changes in operating loss and interest expense described above.

Results of Operations for the Nine months ended May 31, 2013 compared to the Nine months ended May 31, 2012

General and Administrative Expenses

General and administrative expenses decreased in the nine months ended May 31, 2013 as compared to the nine months ended May 31, 2012 from $523,065 to $317,205. General and administrative expense for the nine months ended May 31, 2012 included expense in the amount of $315,000 for common stock issued for services. There was no common stock issued for services during the nine months ended May 31, 2013. Excluding the expense for common stock issued for services, general and administrative expense for the nine months ended May 31, 2012 would have been $208,065. Excluding the expense for common stock issued for services, general and administrative expense increased by $109,140. The primary reason for the increase is due to the increase in fees associated with designing games from $8,000 during the nine months ended May 31, 2012 to $97,500 during the nine months ended May 31, 2013.

Loss from Operations

The decrease in our operating loss for the nine months ended May 31, 2013 as compared to the comparable period of 2012 from $523,065 to $317,205 is due to the decrease general and administrative expenses described above.

Interest Expense

We incurred interest expense of $248,618 during the nine months ended May 31, 2013 as a result of accrued interest on convertible notes payable and amortization of discounts on notes payable into interest expense. There was $257,930 of interest expense during the nine months ended May 31, 2012.

Net Loss

We recognized a net loss of $575,135 for the nine months ended May 31, 2013 as compared to a loss of $771,683 for the same period of 2012. The change in net loss is primarily attributable to the changes in operating loss and interest expense described above.

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

For the nine months ended May 31, 2013, we used cash in the amount of $287,136 on operating activities. We raised the cash amounts to be used in these activities from the sale of common stock and through non-interest bearing advances.

As of May 31, 2013, we had $76,626 of cash on hand.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of May 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective. The controls were determined to be ineffective due to the lack of segregation of duties; lack of a functioning audit committee; and, lack of a majority of outside directors on our board of directors. Currently, management contracts with an outside CPA to perform certain crucial accounting and financial reporting activities. However, the Company will be unable to remediate this weakness until it has received additional funding to hire additional administrative personnel.

For a full discussion of our internal control over financial reporting, please refer to Item 9, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the period ended August 31, 2012 on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the nine months ended May 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 2, 2013, the Company issued 780,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $7,800.

On April 8, 2013, the Company issued 780,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $7,800.

On April 26, 2013, the Company issued 460,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $4,600.

On May 17, 2013, the Company issued 980,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $9,800.

On May 23, 2013, the Company issued 490,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $24,500.

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

OBJ ENTERPRISES, INC.

Dated: July 16, 2013	By:	/s/ Paul Watson
Paul Watson President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director