Form 10-K
period 2013-08-31
OBJ Enterprises, Inc.
filed 2013-12-17
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2013 was $2,205,188.

There were 16,434,339 shares of the Registrant’s $0.0001 par value common stock outstanding as of December 10, 2013.

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

OVERVIEW

The Company was incorporated in the State of Florida on September 21, 2009. The Company’s original business plan was to design and sell a woman’s line of jeans and other apparel branded as “Obscene Brand Jeans”. The Company’s fiscal year ends August 31.

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

On November 10, 2011, the Company formed Obscene Interactive, LLC, a wholly-owned subsidiary incorporated in the state of Florida. Obscene Interactive was established to identify emerging trends and companies within the social, online and mobile media space for the purpose of acquisitions, joint ventures and global licensing of technology platforms and algorithms.

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

On June 27, 2012, the Company changed its name to OBJ Enterprises, Inc. (“OBJE”).

On July 9, 2012, we revised the Joint Venture Agreement (the “Revised Joint Venture Agreement”) with Source Street. Under the terms of the Revised Joint Venture Agreement, we are required to provide oversight and management toward the development of online and social games. Source Street will identify and coordinate the development team. We will provide funding for the joint venture in the amount of $2,500 per week during the period of development of the first game. Ownership of the game and profits and losses will be split 80% to OBJE and 20% to Source Street. The Revised Joint Venture Agreement can be terminated by a 30-day notice from either party. On May 21, 2013, the joint venture formed Novalon Technologies, LLC (“Novalon”) as the operating entity for the joint venture.

On July 20, 2013, we entered into a joint venture agreement (the “Agreement”) with Bluff Wars, Inc. (“BWI”) to develop the Android version of its existing game Bluff Wars.  The purpose of the Agreement is to fund the development and launch of Bluff Wars within the Android marketplace. OBJE will fund the development of Bluff Wars (Android version) for $30,000 based on monthly development milestones with a scheduled launch date in August and the option to work further with developer Fangtooth Studios and BWI to market, design and distribute existing and planned games for online, social and mobile applications. OBJE has also agreed to market the game and place it in the Google Play® platform. The Android version of the game was launched in September 2013. We began to generate revenue from the sale of the game at that time.

We are a development stage company. We have not generated any revenues as of August 31, 2013, and our activities have been limited to developing and launching new games and continuing to develop our business plan. We will not have the necessary capital to develop our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms.

On October 4, 2013, OBJE purchased Source Street’s interest in Novalon and Source Street’s rights to 20% of the game and profits that resulted from the Revised Joint Venture Agreement. The total consideration for the purchase was $25,000.  As of October 4, 2013, Novalon is a wholly owned subsidiary of the Company.

As of August 31, 2013, we had no revenues. We have incurred losses since inception, have been issued a going concern opinion from our auditors and rely upon the sale of our securities to fund operations. As of August 31, 2013, we had $75,190 cash on hand. We believe that this cash will satisfy our operating requirements for less than three months.

Business Strategy

Our original strategy was to build brand recognition by marketing our products to fashion conscious, affluent consumers who shop in high-end boutiques and department stores and who want to wear and be seen in the latest, trendiest, jeans.  However, under new management, OBJE has taken on a new industry vertical outside of fashion jeans

Our revised strategy involves increased focus on the social media and marketing industry through acquiring, developing and publishing online, social and mobile games. We plan to leverage the explosive growth in online, social and mobile media markets to deliver games developed as pre-packed software to consumers to play with any online portal, smartphone or mobile device.  We have launched the first series of games through our independent development company Novalon Technologies LLC under the brand name Novalon Games, which was established under the joint venture between OBJE and Source Street and later purchased as a wholly owned subsidiary of the Company.  OBJE will continue to use the Novalon Games brand and Obscene Interactive to deliver a range of games for educational and fun purposes and innovative monetization strategies that utilize social and mobile networks.

Sales and Marketing Strategy

The world of video games is currently in a state of major transition. Traditional consoles games for Xbox, Playstation and Nintendo are losing market share to games designed to be played on smartphones, tablets and even Facebook. These are the gaming platforms of the future, and the transition represents a major growth opportunity for OBJE.

OBJE is currently designing fun, engaging, and highly customizable new games using the free-to-play (FTP) model as a precursor to other monetization strategies. These games will feature exciting bonus items made available via micro-transactions. The FTP model has already generated millions of dollars in revenue for our competitors and carries the promise of incredible returns for investors. With the help of our joint venture partners, Source Street LLC, OBJE has created an in-house game development studio, Novalon Games.  Novalon has created Phantasmic and Creature Taverns and currently plans to use the Novalon Games name as its gaming division and development platform.

In addition, through a joint venture agreement with Bluff Wars, Inc. we have developed Bluff Wars.  Bluff Wars was developed by partners at FangTooth Studios in Houston, TX.

COMPETITION

The market for online game development is fragmented among many small companies and large, well established companies, such as Zynga, Inc.

The success of Zynga and other game developers indicates that the free-to-play model for social games can be successful. In five years, Zynga has risen from a startup to a leader in the gaming industry thanks to Facebook hits like FarmVille. In 2012, Zynga grew to more than 300 million active monthly users and earned profits between $152-162 million.

By delivering better-designed and more immersive games, we hope to emulate Zynga’s success by targeting digital content and social delivery networks.  In addition, the Company will utilize Obscene Interactive and Novalon Technologies to develop pre-packaged software and utility functions in a range of games for educational and fun purposes.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of August 31, 2013, we have one employee, Paul Watson, our sole officer and director.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

Our business office is located at 677 N. Washington Blvd., Sarasota, FL 34236. We lease this office space on a month-to-month basis in an executive office suite. The rent is approximately $110 per month. The amount of space utilized is flexible and depends on our needs for each month.

Our CEO utilizes office space in Houston, Texas, on a month-to-month basis through a sublease from a professional services corporation. The space sublet comprises approximately 425 square feet. The Company pays approximately $1,100 per month for rent, which along with other services, is billed on a proportional basis with other companies that also occupy this space.

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

	High	Low
Fiscal Year Ended August 31, 2013
Quarter ended August 31, 2013	$0.72	$0.28
Quarter ended May 31, 2013	$2.11	$0.25
Quarter ended February 28, 2013	$3.90	$0.80
Quarter ended November 30, 2012	$3.20	$0.58

Fiscal Year Ended August 31, 2012
Quarter ended August 31, 2012	$2.20	$1.08
Quarter ended May 31, 2012	$7.80	$1.80
Quarter ended February 29, 2012	$11.40	$1.36
Quarter ended November 30, 2011	$31.20	$6.80

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

COMMON STOCK

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on December 2, 2013, as quoted by the OTC, was $0.31.  There were 16,434,339 shares of common stock issued and outstanding as of December 2, 2013. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

On November 13, 2012, the Company effected a one-for-40 reverse stock split.

During the year ended August 31, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

PREFERRED STOCK

We are authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.  No shares of preferred stock have been issued. If preferred stock were issued, the terms and conditions would be determined by the board of directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of August 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	5,100,000

Total	—	—	5,100,000

In August 2011, the Company approved its 2011 Equity Incentive Plan (the “Plan”). The Plan allows the Company to issue up to 6,000,000 shares of its common stock, warrants, options, preferred stock or any combination thereof. The Company registered with the Securities and Exchange Commission (“SEC”) 6,000,000 shares of its common stock to be issued under the Plan. In August 2011, the Company issued 900,000 shares of common stock to a consultant for services provided to the Company.

RECENT SALES OF UNREGISTERED SECURITIES

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

On August 31, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $323,895 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on August 31, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share.

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

During the year ended August 31, 2013, the holders of the Convertible Note Payable dated September 26, 2011, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.01 per share. This note originally matured on February 28, 2013. On March 1, 2013, the note was extended to be due on February 28, 2014. There were no unamortized discounts on the principal converted below as all discounts had been fully amortized as of the original due date. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Number of Shares Issued
April 2, 2013	$7,800	780,000
April 8, 2013	7,800	780,000
April 26, 2013	4,600	460,000
May 17, 2013	9,800	980,000
Total	$30,000	3,000,000

During the year ended August 31, 2013, the holders of the Convertible Note Payable dated August 31, 2011, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
November 26, 2012	$58,000	1,160,000	$24,591
February 5, 2013	35,000	700,000	11,130
May 23, 2013	24,500	490,000	4,896
June 4, 2013	24,500	490,000	3,617
June 6, 2013	25,000	500,000	3,500
June 19, 2013	25,000	500,000	3,400
July 11, 2013	30,000	600,000	2,690
August 27, 2013	30,000	600,000	696
Total	$252,000	5,040,000	$59,560

On August 13, 2013, the holder of the Convertible Note Payable, dated January 31, 2013, elected to convert principal in the amount of $120,000 into 1,200,000 shares of common stock. On that date, the unamortized discount related to this principal was $90,247. The unamortized discount was immediately amortized to interest expense upon conversion. No gain or loss was recognized on the conversion as it occurred within the terms of the agreement.

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

RESULTS OF OPERATIONS AND GOING CONCERN

We incurred a net loss of $860,301 for the year ended August 31, 2013, and had a working capital deficit of $93,502 as of August 31, 2013.  We do not anticipate having positive net income in the immediate future.  Net cash used by operating activities for the year ended August 31, 2013 was $391,707.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of operations for the year ended August 31, 2013 compared to the year ended August 31, 2012

General and Administrative Expenses

General and administrative expenses decreased in the year ended August 31, 2013 as compared to the year ended August 31, 2012 from $608,038 to $453,034. Included in general and administrative expense for the year ended August 31, 2012 is common stock issued for services in the amount of $315,000. Excluding this amount, general and administrative expenses for the year ended August 31, 2012 would have been $293,038, compared to expense of $453,034 for the year ended August 31, 2013. The primary reason for the increase in general and administrative expense, excluding the effect of common stock issued for services, was that the Company increased spending for the development of games by approximately $120,000.

Loss from Operations

The decrease in our operating loss for the year ended August 31, 2013 as compared to the comparable period of 2012 from $608,038 to $453,034 is due to the decrease in general and administrative expenses described above.

Interest expense

We incurred interest expense of $407,267 for the year ended August 31, 2013 compared to $278,959 for the comparable period of 2012. Interest expense includes stated interest on convertible notes payable and amortization of discounts on convertible notes payable. Included in interest expense for the years ended August 31, 2013 and 2012 is amortization of discounts on convertible notes in the amounts of $373,900 and $236,547, respectively.

Net Income (Loss)

We recognized a net loss of $860,301 for the year ended August 31, 2013 as compared to a loss of $886,997 for the same period of 2012.  The decrease in net loss is attributable to the decrease in general and administrative expense partially offset by the increase in interest expense.

PLAN OF OPERATIONS

We do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital to continue our operations. We began to generate modest revenue after the end of the period covered by this report; however, we do not expect that those revenues will be adequate to fund our operations in the near term. We anticipate needing a minimum of $120,000 for our current operations. Currently available cash is not sufficient to allow us to fully fund our operations. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

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

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2013, we had yet to generate any revenues from our business operations. We began to generate modest revenue after that date.

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

Through August 31, 2013, we have incurred cumulative losses since inception of $3,034,887. We raised the cash amounts to be used in these activities from the sale of common stock and from working capital advances. We currently have negative working capital of $93,502.

As of August 31, 2013 we had $75,190 of cash on hand. This amount of cash will be adequate to fund our operations for less than three months.

As of the date of this filing, the current funds available to the Company may not be sufficient to continue maintaining its reporting status with the Securities and Exchange Commission (“SEC”). Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all business activity. As such, any investment previously made would be lost in its entirety.

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

Critical Accounting Policies and Estimates

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 3 of the notes to our financial statements for the year ended August 31, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At August 31, 2013 the Company did not have any potentially dilutive common shares.

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

OBJ Enterprises, Inc.

(formerly Obscene Jeans Corp.)

(A Development Stage Enterprise)

Financial Statements

August 31, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors

OBJ Enterprises, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of OBJ Enterprises, Inc. (the “Company”) (A Development Stage Company) as of August 31, 2013 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the twelve month period then ended. The financial statements for the period from September 21, 2009 (date of inception) through August 31, 2012 were audited by another auditor whose report expressed and unqualified opinion on the financial statements. The financial statements for the period from September 21, 2009 (date of inception) through August 31, 2012, insofar as it relates to amounts from prior periods through August 31, 2012, is based solely on the report of other auditors. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OBJ Enterprises, Inc. as of August 31, 2013 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

December 17, 2013

Peter Messineo, CPA

1982 Otter Way Palm Harbor FL 34685

T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the board of directors and Shareholders:

OBJ Enterprises, Inc.

I have audited the balance sheet of OBJ Enterprises, Inc. as of August 31, 2012 and the related statement of operations, changes in stockholder’s deficit, and cash flows for the year ended August 31, 2012 and for the period from September 21, 2009 (date of inception) through August 31, 2012. These financial statements are the responsibility of the Company’s management. My responsibility was to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of OBJ Enterprises, Inc. as of August 31, 2012 and the results of its operations and its cash flows for the year ended August 31, 2012 and for the period from September 21, 2009 (date of inception) through August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

December 18, 2012

OBJ Enterprises, Inc.

(A Development Stage Corporation)

Balance Sheets

	August 31,
	2013	2012
Assets
Current assets:
Cash	$75,190	$2,652

Total current assets	75,190	2,652

TOTAL ASSETS	$75,190	$2,652

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$92,381	$31,054
Advances payable	—	280,372
Current portion of convertible notes payable, net of discount of $306 and $—, respectively	76,311	—
Total current liabilities	168,692	311,426

Convertible notes payable, net of discount of $521,630 and $151,219, respectively	41,642	190,546
Total liabilities	210,334	501,972

Stockholders’ deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 15,234,339 and 607,500 shares issued and outstanding at August 31, 2013 and 2012, respectively	1,523	61
Additional paid in capital	2,898,220	1,675,205
Deficit accumulated during development stage	(3,034,887)	(2,174,586)

Total stockholders’ deficit	(135,144)	(499,320)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$75,190	$2,652

On November 13, 2012, the Company effected a one-for-40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements

OBJ Enterprises, Inc.

(A Development Stage Corporation)

Statement of Operations

	Year Ended August 31,		Period from September 21, 2009 (date of inception) through August 31, 2013
	2013	2012

OPERATING EXPENSE:
General and administrative	$295,534	$574,038	$2,157,161
Impairment of investment in joint venture	157,500	34,000	191,500

LOSS FROM OPERATIONS	(453,034)	(608,038)	(2,348,661)

Other income (expense), net
Interest expense	(407,267)	(278,959)	(686,226)

NET LOSS	$(860,301)	$(886,997)	$(3,034,887)

Net loss per common share (basic and fully diluted)	$(0.11)	$(1.69)

Weighted average number of common shares outstanding - basic and fully diluted	7,860,789	525,779

The accompanying notes are an integral part of these financial statements.

OBJ Enterprises, Inc.

(A Development Stage Corporation)

Statement of Changes in Stockholders’ Deficit

For the Period from September 21, 2009 (Date of Inception) through August 31, 2013

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance, September 21, 2009, Date of Inception	—	$—	$—	$—	$—
Issuance of common stock for cash, September 2009, $0.04 per share	225,000	23	8,977	—	9,000
Issuance of common stock for cash, August 2010, $0.70 per share	75,000	8	52,492	—	52,500
Net loss for the period	—	—	—	(20,572)	(20,572)
Balance, August 31, 2010	300,000	$31	$61,469	$(20,572)	$40,928

Issuance of common stock for services - December 2010	25,000	2	49,998	—	50,000
- August 2011	12,500	1	569,999	—	570,000
Net loss	—	—	—	(1,267,017)	(1,267,017)

Balance, August 31, 2011	337,500	$34	$681,466	$(1,287,589)	$(606,089)

Issuance of common stock for:
- Services	22,500	2	314,998	—	315,000
- Conversion of debt	247,500	25	241,828	—	241,853
Discount on convertible notes payable	—	—	436,913	—	436,913
Net loss for the period	—	—	—	(886,997)	(886,997)

Balance, August 31, 2012	607,500	$61	$1,675,205	$(2,174,586)	$(499,320)

Shares issued for rounding in stock split	539	—	—	—	—
Issuance of common stock for conversion of note payable	14,626,300	1,462	478,398	—	479,860
Discount on convertible notes payable	—	—	744,617	—	744,617
Net loss for the period	—	—	—	(860,301)	(860,301)

Balance, August 31, 2013	15,234,339	$1,523	$2,898,220	$(3,034,887)	$(135,144)

On November 13, 2012, the Company effected a one-for-40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompanying notes are an integral part of these financial statements

OBJ Enterprises, Inc.

(A Development Stage Corporation)

Statement of Cash Flows

	Year Ended August 31,		Period from September 21, 2009 (date of inception) through August 31,
	2013	2012	2013
Operating activities
Net loss	$(860,301)	$(886,997)	$(3,034,887)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	—	315,000	935,000
Amortization of discount on convertible note payable	373,900	236,547	610,447
Changes in operating assets and liabilities:
Prepaid expenses	—	2,086	—
Accounts payable and accrued liabilities	61,327	(31,937)	92,381
Accrued interest payable	33,367	42,412	75,779
Net cash used by operating activities	(391,707)	(322,889)	(1,321,280)

Investing activities
Net cash used by investing activities	—	—	—

Financing activities
Proceeds from advances	464,245	280,372	1,334,970
Proceeds from issuance of common stock	—	—	61,500
Net cash provided by financing activities	464,245	280,372	1,396,470

Net (decrease) increase in cash	72,538	(42,517)	75,190

Cash at beginning of period	2,652	45,169	—

Cash at end of period	$75,190	$2,652	$75,190

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

Noncash investing and financing transactions:
Common stock issued for services	$—	$315,000	$935,000
Common stock issued for conversion of debt	$477,745	$241,853	$719,598

The accompanying notes are an integral part of these financial statements.

OBJ Enterprises, Inc.

(A Development Stage Corporation)

Notes to Financial Statements

August 31, 2013

1. BACKGROUND INFORMATION

The Company was incorporated in the State of Florida on September 21, 2009. The Company’s original business plan was to design and sell a woman’s line of jeans and other apparel branded as “Obscene Brand Jeans.” The Company’s corporate headquarters is located in Sarasota, Florida. The Company’s fiscal year ends August 31.

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

On October 4, 2013, OBJE purchased Source Street’s interest in Novalon Technologies LLC and Source Street’s rights to 20% of the game and profits that resulted from the Revised Joint Venture Agreement. As of October 4, 2013, Novalon Technologies LLC, brand name and intellectual property under Novalon Games are collectively a wholly owned subsidiary of the Company.

2. GOING CONCERN

For the year ended August 31, 2013, the Company had a net loss of $860,301 and negative cash flow from operating activities of $391,707. As of August 31, 2013, the Company has negative working capital of $93,502.  The Company has not emerged from the development stage.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

Research and development expenses - Expenditures for research and development of products are expensed as incurred.  There have been no research and development costs incurred for the period ended August 31, 2013.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Revenue recognition – The Company has no current source of revenue, therefore, the Company has not yet adopted any policy regarding the recognition of revenues or related cost of goods.

Advertising Costs – The Company’s policy regarding advertising is to expense advertising costs as incurred.  The Company incurred advertising costs of $30,221 for the year ended August 31, 2013.

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

Earnings (Loss) Per Share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At August 31, 2013, the Company did not have any potentially dilutive common shares.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of August 31, 2013 and 2012 and the years then ended on a recurring and nonrecurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

4. JOINT VENTURES

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

On July 9, 2012, we revised the Joint Venture Agreement (the “Revised Joint Venture Agreement”) with Source Street. Under the terms of the Revised Joint Venture Agreement, we are required to provide oversight and management toward the development of online and social games. Source Street will identify and coordinate the development team. We will provide funding for the joint venture in the amount of $2,500 per week during the period of development of the first game. Ownership of the game and profits and losses will be split 80% to OBJE and 20% to Source Street. The Revised Joint Venture Agreement can be terminated by a 30-day notice from either party. We have paid $137,500 to Source Street pursuant to the Revised Joint Venture Agreement. We developed Phantasmic and Creature Taverns with Source Street.

On May 21, 2013, the joint venture formed Novalon Technologies, LLC (“Novalon”) as the operating entity for the joint venture.

On October 4, 2013, OBJE purchased Source Street’s interest in Novalon and Source Street’s rights to 20% of the game and profits that resulted from the Revised Joint Venture Agreement. The total consideration for the purchase was $25,000.

On July 20, 2013, we entered into a joint venture agreement (the “Agreement”) with Bluff Wars, Inc. (“BWI”) to develop the Android version of its existing game Bluff Wars. The purpose of the Agreement is to fund the development and launch of Bluff Wars within the Android marketplace. OBJE funded the development of Bluff Wars (Android version) for $30,000 during the year ended August 31, 2013. This represented OBJE’s full commitment under the Agreement. OBJE also has the option to work further with developer Fangtooth Studios and BWI to market, design and distribute existing and planned games for online, social and mobile applications. OBJE has also agreed to market the game and place it in the Google Play® platform. The Android version of the game was launched in September 2013. We began to generate revenue from the sale of the game at that time.

During the years ended August 31, 2013 and 2012, we recognized impairment of our investment in joint ventures in the amount of $157,500 and $34,000, respectively. This represented a complete impairment of those investments due to the uncertainty about whether the carrying amount is recoverable. The joint ventures represent start-up operations without a track record of generating revenue or positive cash flow.

5. ADVANCES FROM THIRD PARTIES

During the years ended August 31, 2013 and 2012, the Company received net, non-interest bearing advances from certain third parties totaling $464,245 and $280,372, respectively.  No amounts were due under these advances as of August 31, 2013. These advances are not collateralized and are due on demand.

On September 4, 2012, the Company agreed with the lender to refinance a portion of these advances in the amount of $25,260 into a convertible promissory note. See Note 6.

On October 31, 2012, the Company agreed with the lender to refinance a portion of these advances in the amount of $52,600 into a convertible promissory note. See Note 6.

On January 31, 2013, the Company agreed with the lender to refinance a portion of these advances in the amount of $170,412 into a convertible promissory note. See Note 6.

On May 31, 2013, the Company agreed with the lender to refinance a portion of these advances in the amount of $172,450 into a convertible promissory note. See Note 6.

On August 31, 2013, the Company agreed with the lender to refinance a portion of these advances in the amount of $323,895 into a convertible promissory note. See Note 6.

6. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of August 31, 2013 and August 31, 2012:

	August 31, 2013	August 31, 2012
Convertible note payable, dated September 26, 2011, bearing interest at 10% per annum, originally matured on February 28, 2013 and convertible into shares of common stock at $0.01 per share, extended to be due on February 28, 2014	$—	$27,885
Convertible note payable, dated August 31, 2011, bearing interest at 10% per annum, matures on August 31, 2013 and convertible into shares of common stock at $0.05 per share	19,468	271,468
Convertible note payable, dated January 31, 2013, bearing interest at 10% per annum, matures on January 31, 2015 and convertible into shares of common stock at $0.10	50,412	—
Convertible note payable, dated May 31, 2013, bearing interest at 10% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	172,450	—
Convertible note payable, dated August 31, 2013, bearing interest at 10% per annum, matures on August 31, 2015 and convertible into shares of common stock at $0.05	323,895	—
Accrued interest payable	73,664	42,412
Total convertible notes payable and accrued interest	639,889	341,765
Less: current portion of convertible notes payable and accrued interest	(76,617)	—
Less: discount on noncurrent convertible notes payable	(521,630)	(151,219)
Convertible notes payable, net of discount	$41,642	$190,546

On September 4, 2012, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $25,260 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on September 4, 2013. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.01 per share. This note was fully converted in accordance with the terms of the agreement during the year ended August 31, 2013.

On October 31, 2012, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $52,600 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on October 31, 2013. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.01 per share. This note was fully converted in accordance with the terms of the agreement during the year ended August 31, 2013.

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

On August 31, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $323,895 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on August 31, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share.

The Company evaluated the terms of these note in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature in the amount of $25,260 on September 4, 2012, $52,600 on October 31, 2012, $170,413 on January 31, 2013, $172,450 on May 31, 2013 and $323,895 on August 31, 2013. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Note Payable. The discount to the Convertible Note Payable is being amortized to interest expense over the life of the note.

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

During the year ended August 31, 2013, the holders of the Convertible Note Payable dated September 26, 2011, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.01 per share. This note originally matured on February 28, 2013. On March 1, 2013, the note was extended to be due on February 28, 2014. There were no unamortized discounts on the principal converted below as all discounts had been fully amortized as of the original due date. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Number of Shares Issued
April 2, 2013	$7,800	780,000
April 8, 2013	7,800	780,000
April 26, 2013	4,600	460,000
May 17, 2013	9,800	980,000
Total	$30,000	3,000,000

During the year ended August 31, 2013, the holders of the Convertible Note Payable dated August 31, 2011, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
November 26, 2012	$58,000	1,160,000	$24,591
February 5, 2013	35,000	700,000	11,130
May 23, 2013	24,500	490,000	4,896
June 4, 2013	24,500	490,000	3,617
June 6, 2013	25,000	500,000	3,500
June 19, 2013	25,000	500,000	3,400
July 11, 2013	30,000	600,000	2,690
August 27, 2013	30,000	600,000	696
Total	$252,000	5,040,000	$59,560

On August 13, 2013, the holder of the Convertible Note Payable, dated January 31, 2013, elected to convert principal in the amount of $120,000 into 1,200,000 shares of common stock. On that date, the unamortized discount related to this principal was $90,247. The unamortized discount was immediately amortized to interest expense upon conversion. No gain or loss was recognized on the conversion as it occurred within the terms of the agreement.

The Company accrued interest in the amount of $33,367 during the year ended August 31, 2013. As of August 31, 2013, accrued interest payable was $73,664 and is included in convertible notes payable as of that date. During the year ended August 31, 2013, discount on convertible notes payable in the amount of $373,900 was amortized to interest expense.

7. INCOME TAXES

There are no current or deferred income tax expense or benefit for the period ended August 31, 2013.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.  The items causing this difference are as follows:

	Year ended August 31, 2013	Year ended August 31, 2012

Tax benefit at U.S. statutory rate	$301,000	$248,000
Permanent differences – stock compensation	—	(88,000)
Valuation allowance	(301,000)	(160,000)
	$—	$—

The Company has net operating loss carryforwards of $2,100,000 which will begin expiring in 2026.

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

On August 22, 2011, the Company issued 12,500 shares of common stock to a third party for services. The shares were valued at $45.60 per share based on the closing market price of the stock on the date of issuance. As a result the Company recognized stock based compensation expense of $570,000.

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

During the year ended August 31, 2013, the Company issued 14,626,300 shares of common stock for conversion of Convertible Notes Payable in the amount of $479,860. See Note 6.

10. SUBSEQUENT EVENTS

Subsequent to August 31, 2013, the holders of the Convertible Note Payable dated August 31, 2011, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. There were no unamortized discounts on the principal converted below as all discounts had been fully amortized as of the due date, August 31, 2013. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Number of Shares Issued
October 1, 2013	30,000	600,000
October 4, 2013	30,000	600,000
October 15, 2013	15,000	300,000
Total	$75,000	1,500,000

On October 8, 2013, the holder of the Convertible Note Payable, dated January 31, 2013, elected to convert principal in the amount of $60,000 into 600,000 shares of common stock. On that date, the unamortized discount related to this principal was $28,175. The unamortized discount was immediately amortized to interest expense upon conversion. No gain or loss was recognized on the conversion as it occurred within the terms of the agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 27, 2012, the Company engaged Drake, Klein, Messineo, CPAs PA (“DKM”), as its new registered independent public accountant.  There have been no disagreements with our former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference thereto in their report on the financial statements during the years ended August 31, 2012.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at August 31, 2013, such disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO.  Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of August 31, 2013 based on such criteria.

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

Management’s Annual Report on Internal Controls over Financial Reporting

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness:

1.

As of August 31, 2013, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age and position of our sole officer and director is set forth below:

Name	Age	Position
Paul Watson 677 N. Washington Blvd. Sarasota, FL 34236	38	President; Secretary/Treasurer; Principal Executive Officer; Principal Financial Officer and sole member of the board of directors

Mr. Watson was appointed as chief Executive Officer (“CEO”) and a director on November 2, 2011.

Mr. Watson will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

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

From 2005 through 2009, Mr. Watson served as a mergers and acquisitions advisor and private equity group manager for KPMG Financial Advisory Services in Shanghai, China. From 2009 until 2011, he was Managing Director of Hermes Investment Group, a merchant bank focused on clean technology and environmental science established in Shanghai, China, and headquartered in the United States. He is a graduate of the University of Houston  Bauer College of Business with a bachelor’s degree in finance. He speaks English, Chinese and Spanish. Mr. Watson also serves as CEO and sole director of Green Technology Solutions Inc.

OTHER DIRECTORSHIPS

Mr. Watson also serves as CEO and sole director of Green Technology Solutions Inc.

COMMITTEES OF THE BOARD OF DIRECTORS

Our sole director has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by our sole director. Because we do not have any independent directors, our sole director believes that the establishment of committees of the Board would not provide any benefits to the Company and would be considered more form than substance.

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

Our board of directors is comprised of solely of Mr. Watson who is involved in our day to day operations.  We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors.  When the Company is able to expand our board of directors to include one or more independent directors, the Company intends to establish an Audit Committee of our board of directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our directors be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethics.

ITEM 11.	EXECUTIVE COMPENSATION

Mr. Watson is paid $5,000 per month for his services to the Company. He does not have a written employment agreement with the Company.

We have a 2011 Equity Incentive Plan pursuant to which options or grants of common stock or preferred stock may be awarded; however, our sole officer and director has not received any compensation pursuant to this plan.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended August 31, 2013, and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Paul Watson, President, CEO, Chairman of the Board	2013 2012	60,000 50,000	— —	— —	— —	— —	— —	— —	$ 60,000 $ 50,000
Robert Federowicz, Former President, CEO, Chairman of the Board	2013 2012	— 5,000	— —	— —	— —	— —	— —	— —	$ — $ 5,000
Rachel Stark-Cappelli, Former President, CEO, Chairman of the Board	2013 2012	— 20,000	— —	— —	— —	— —	— —	— —	$ — $ 20,000

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2013

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Note Vested ($)
Rachel Stark-Cappelli	0	0	0	0	0	0	0	0	0
Robert Federowicz	0	0	0	0	0	0	0	0	0
Paul Watson	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

We have no non-officer directors, and directors receive no compensation for serving on the Board. The foregoing table reflects all compensation paid to our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of August 31, 2013, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Oxford Panama Holding Corp. Punta Paitilla Centro Comercial Bal Harbor, M-38 Panama	5,386,300	35%
Rachel Stark-Cappelli	—	—%
Robert Federowicz	—	—%
Paul Watson	—	—%

All directors and executive officers as a group (1 person)	—	—%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the year ended August 31, 2013, we were billed by our accountants, M&K CPAs, approximately $4,500. During the years ended August 31, 2013 and 2012, we were billed by our accountants, Peter Messineo, CPA, approximately $7,250 and $4,100, respectively, for audit and review fees.

Tax Fees

During the years ended August 31, 2013 and 2012, we were billed by our accountants, M&K CPAs and Peter Messineo, CPA, approximately $0 and $0 for tax work.

All Other Fees

During the years ended August 31, 2013 and 2012, we were billed by our accountants, M&K CPAs and Peter Messineo, CPA, approximately $0 and $0 for other work.

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

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Joint Venture Agreement with Source Street, LLC (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer

101	XBRL Interactive Data Files (3)

______________

(1)   Incorporated by reference to Form S-1 filed with the Securities and Exchange Commission on April 14, 2010.

(2)   Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 9, 2012.

(3)   To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBJ ENTERPRISES, INC.

Dated: December 17, 2013	By:	/s/ Paul Watson
Paul Watson
President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer, Director