Form 10-K/A
period 2013-08-31
OBJ Enterprises, Inc.
filed 2013-12-23
CIK 1489256

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended August 31, 2013 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-K for the period ended August 31, 2013, filed with the Securities and Exchange Commission on December 17, 2013.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Joint Venture Agreement with Source Street, LLC (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (3)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (3)

101	XBRL Interactive Data Files (4)

______________

(1)   Incorporated by reference to Form S-1 filed with the Securities and Exchange Commission on April 14, 2010.

(2)   Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 9, 2012.

(3)    Previously submitted.

(4)   In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBJ ENTERPRISES, INC.

Dated: December 23, 2013	By:	/s/ Paul Watson
Paul Watson
President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer, Director