Form 10-Q
period 2013-11-30
OBJ Enterprises, Inc.
filed 2014-01-21
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2013

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

There were 18,934,339 shares of the Registrant’s common stock, $0.0001 par value outstanding as of January 20, 2014.

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

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Contents

Consolidated Financial Statements:

Consolidated Balance Sheets, as of November 30, 2013 and August 31, 2013 (Unaudited)	2

Consolidated Statements of Operations, for three months ended November 30, 2013 and 2012 and for the period from September 21, 2009 (date of inception) through November 30, 2013 (Unaudited)	3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit), for the period from September 21, 2009 (date of inception) through November 30, 2013 (Unaudited)	4

Consolidated Statements of Cash Flows, for the three months ended November 30, 2013 and 2012 and for the period from September 21, 2009 (date of inception) through November 30, 2013 (Unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Unaudited)

	November 30, 2013	August 31, 2013
Assets
Current assets:
Cash	$29,302	$75,190
Accounts receivable	525	—
Total current assets	29,827	75,190

Total assets	$29,827	$75,190

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$138,501	$92,381
Advances payable	68,660	—
Current portion of convertible notes payable, net of discount of $0 and $306, respectively	—	76,311
Total current liabilities	207,161	168,692

Convertible notes payable, net of discount of $476,529 and $521,936, respectively	41,428	41,642

Total liabilities	248,589	210,334

Stockholders’ deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at November 30, 2013 and August 31, 2013	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 17,334,339 and 15,234,339 issued and outstanding, respectively	1,733	1,523
Additional paid-in capital	3,033,010	2,898,220
Deficit accumulated during development stage	(3,253,505)	(3,034,887)
Total stockholders’ deficit	(218,762)	(135,144)

Total liabilities and stockholders’ deficit	$29,827	$75,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

On November 13, 2012, the Company effected a 1:40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

	Three months ended November 30,		Period from September 21, 2009 (date of inception) through November 30,
	2013	2012	2013
Revenue:
Software sales	$525	$—	$525

Expenses:
General and administrative	135,668	58,009	2,292,829
Loss on acquisition of 20% of Novalon	25,000	—	25,000
Game design expenses	—	—	191,500
Loss from operations	(160,143)	(58,009)	(2,508,804)

Other expense:
Interest expense	(58,475)	(114,583)	(744,701)

Net loss	$(218,618)	$(172,592)	$(3,253,505)

Net loss per share – basic and diluted	$(0.01)	$(0.12)

Weighted average number of common shares outstanding – basic and diluted	16,506,866	1,467,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

On November 13, 2012, the Company effected a 1:40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period from September 21, 2009 (Date of Inception) through November 30, 2013

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, September 21, 2009, Date of Inception	—	$—	$—	$—	$—

Issuance of common stock for cash	225,000	23	8,977	—	9,000
Issuance of common stock for cash	75,000	8	52,492	—	52,500
Net loss for the period	—	—	—	(20,572)	(20,572)
Balance, August 31, 2010	300,000	$31	$61,469	$(20,572)	$40,928

Issuance of common stock for services	37,500	3	619,997	—	620,000
Net loss for the period	—	—	—	(1,267,017)	(1,267,017)
Balance, August 31, 2011	337,500	$34	$681,466	$(1,287,589)	$(606,089)

Issuance of common stock for conversion of debt	247,500	25	241,828	—	241,853
Issuance of common stock for services	22,500	2	314,998	—	315,000
Discount on convertible notes payable	—	—	436,913	—	436,913
Net loss	—	—	—	(886,997)	(886,997)
Balance, August 31, 2012	607,500	$61	$1,675,205	$(2,174,586)	$(499,320)

Shares issued for rounding due to stock split	539	—	—	—	—
Issuance of common stock for conversion of debt	14,626,300	1,462	478,398	—	479,860
Discount on convertible notes payable	—	—	744,617	—	744,617
Net loss	—	—	—	(860,301)	(860,301)
Balance, August 31, 2013	15,234,339	$1,523	$2,898,220	$(3,034,887)	$(135,144)

Issuance of common stock for conversion of debt	2,100,000	210	134,790	—	135,000
Net loss	—	—	—	(218,618)	(218,618)
Balance, November 30, 2013	17,334,339	$1,733	$3,033,010	$(3,253,505)	$(218,762)

The accompanying notes are an integral part of these condensed consolidated financial statements

On November 13, 2012, the Company effected a 1:40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended November 30,		Period from September 21, 2009 (date of inception) through November 30,
	2013	2012	2013

OPERATING ACTIVITIES:
Net loss	$(218,618)	$(172,592)	$(3,253,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	—	935,000
Loss on acquisition of 20% of Novalon	25,000	—	25,000
Amortization of discount on convertible note payable	45,407	107,183	655,854
Changes in operating assets and liabilities:
Accounts receivable	(525)	—	(525)
Accounts payable and accrued liabilities	46,120	4,248	138,501
Accrued interest payable	13,068	7,400	88,847
Net cash used by operating activities	(89,548)	(53,761)	(1,410,828)

INVESTING ACTIVITIES:
Cash paid to acquire 20% of Novalon	(25,000)	—	(25,000)
Net cash used by investing activities	(25,000)	—	(25,000)

FINANCING ACTIVITIES:
Proceeds from advances	68,660	54,840	1,403,630
Proceeds from issuance of common stock	—	—	61,500
Net cash provided by financing activities	68,660	54,840	1,465,130

NET CHANGE IN CASH	(45,888)	1,079	29,302
CASH, BEGINNING OF PERIOD	75,190	2,652	—
CASH, END OF PERIOD	$29,302	$3,731	$29,302

Cash paid during the period for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Common stock issued for services	$—	$315,000	$935,000
Common Stock issued for conversion of debt	$135,000	$241,853	$311,490

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

On May 9, 2012 (revised on June 9, 2012), the Company engaged Street Source, LLC to act as an independent gaming developer for the Company through a joint venture agreement. The primary focus of this partnership is to develop online and social games that leverage emerging consumer gaming portals; such as smart phones and mobile devices.  On May 21, 2013, the joint venture formed Novalon Technologies, LLC (“Novalon”) to act as the operating entity for the joint venture. OBJE owned 80% of Novalon.

The Company was incorporated on September 21, 2009 (Date of Inception) with its corporate headquarters located in Sarasota, Florida. Its fiscal year-end is August 31.

2. Going Concern

For the three months ended November 30, 2013, the Company had a net loss of $218,618, and negative cash flow from operating activities of $89,548. As of November 30, 2013, the Company has negative working capital of $177,334. The Company has not emerged from the development stage.

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

The results of operations for the three month period ended November 30, 2013 are not necessarily indicative of the results for the full fiscal year ending August 31, 2014.

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

Cash and cash equivalents – For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $29,302 and $75,190 at November 30, 2013 and August 31, 2013, respectively.

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

Development Stage Entity – The Company is a development stage company as defined by section ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities. The Company began generating revenue during the three months ended November 30, 2013. Once revenue exceeds a nominal amount, the Company expects to exit the development stage.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments

Share-based Expense – ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Revenue Recognition – We evaluate revenue recognition based on the criteria set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software: Revenue Recognition. Our revenue is derived from the sale of mobile game downloads which are delivered electronically through the Google Play or iTunes platforms. Our revenue is classified as product revenue.

We evaluate and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver the related products or services must be present.

•	Fixed or determinable fee. Our games are sold at a fixed price which is published on the Google Play and iTunes platforms.

•

Collection is deemed probable. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. Customers pay for our games prior to downloading them; however, we must still collect those funds from Google or Apple.

•	Delivery. For digital downloads, delivery is considered to occur when the software is made available to the customer for download.

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

4. Advances from Third Parties

During the three months ended November 30, 2013, the Company received net, non-interest bearing advances from certain third parties totaling $68,660. The total amount due under these advances as of November 30, 2013 and August 31, 2013 was $68,660 and $0, respectively.  These advances are not collateralized and are due on demand.

5. Convertible notes payable

Convertible notes payable consist of the following as of November 30, 2013 and August 31, 2013:

	November 30, 2013	August 31, 2013
Convertible note payable, dated August 31, 2011, bearing interest at 10% per annum, matures on August 31, 2013 and convertible into shares of common stock at $0.05 per share	—	19,468
Convertible note payable, dated January 31, 2013, bearing interest at 10% per annum, matures on January 31, 2015 and convertible into shares of common stock at $0.10	243	50,412
Convertible note payable, dated May 31, 2013, bearing interest at 10% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	172,450	172,450
Convertible note payable, dated August 31, 2013, bearing interest at 10% per annum, matures on August 31, 2015 and convertible into shares of common stock at $0.05	323,895	323,895
Accrued interest payable	21,369	73,664
Total convertible notes payable and accrued interest	517,957	639,889
Less: current portion of convertible notes payable and accrued interest	—	(76,617)
Less: discount on noncurrent convertible notes payable	(476,529)	(521,630)
Noncurrent convertible notes payable, net of discount	$41,428	$41,642

The Company accrued interest in the amount of $13,068 during the three months ended November 30, 2013. This amount was unpaid as of November 30, 2013 and is included in convertible notes payable as of that date. During the three months ended November 30, 2013, discount on convertible notes payable in the amount of $45,407 was amortized to interest expense.

During the three months ended November 30, 2013, the holders of the Convertible Note Payable dated August 31, 2011, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
October 1, 2013	30,000	600,000
October 4, 2013	30,000	600,000
October 15, 2014	15,000	300,000
Total	$ 75,000	1,500,000	$ —

During the three months ended November 30, 2013, the holders of the Convertible Note Payable dated January 31, 2013, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.10 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
October 8, 2013	$ 60,000	600,000	$ 21,805
Total	$ 60,000	600,000	$ 21,805

5. Stockholders’ Equity

Preferred

The Company’s Board of Directors has authorized 10,000,000 million shares of preferred stock with a par value of $0.0001 to be issued in series with terms and conditions to be determined by the Board of Directors. As of November 30, 2013 and August 31, 2013, no preferred stock was issued or outstanding.

Common

The Company has authorized 100,000,000 shares of $0.0001 par value common stock. There were 17,334,339 and 15,234,339 shares of common stock outstanding as of November 30, 2013 and August 31, 2013, respectively.

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

6. Acquisition of Novalon

On October 4, 2013, OBJE purchased Source Street’s interest in Novalon and Source Street’s rights to 20% of the game and profits that resulted from the Revised Joint Venture Agreement. As of October 4, 2013, Novalon’s brand name and intellectual property under Novalon Games are collectively a wholly owned subsidiary of the Company. OBJE paid a total of $25,000 to acquire this interest from Source Street, with $20,000 paid immediately and the remaining $5,000 was paid upon the successful completion of the Creature Taverns game. This acquisition represented the acquisition on the remaining 20% of Novalon as OBJE owned 80% under the Revised Joint Venture Agreement. This was an acquisition of a company already controlled by OBJE. No amounts were recognized on the balance sheet as a result of this acquisition as Novalon had no assets prior to the acquisition. In accordance with ASC 985-20-25-1, all costs incurred to establish technological feasibility of a computer software product to be sold are research and development costs. The costs to acquire Novalon were expensed as a loss on the acquisition of 20% of Novalon.

7. Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued:

During the three months ended November 30, 2013, the holders of the Convertible Note Payable dated May 31, 2013, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
December 2, 2013	$ 80,000	1,600,000	$ 53,591

Total	$ 80,000	1,600,000	$ 53,591

Based on our evaluation no other events have occurred requiring adjustment or disclosure.

PART I — FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We have generated minimal revenues to date and our activities have been limited to developing our business plan. We will not have the necessary capital to develop our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms.

We have minimal revenues; have incurred losses since inception, have been issued a going concern opinion from our auditors and rely upon the sale of our securities to fund operations.

As of November 30, 2013, we had $29,302 cash on hand. We believe that this cash will satisfy our operating requirements for less than one month.

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

RESULTS OF OPERATIONS

We incurred a net loss of $218,618 for the three months ended November 30, 2013, and had a working capital deficit of $177,334. We do not anticipate having positive net income in the immediate future. Net cash used by operations for the three months ended November 30, 2013 was $89,548. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the Three Months ended November 30, 2013 compared to the Three Months ended November 30, 2012

Revenue

The Company began generating revenue during the three months ended November 30, 2013.  Revenue for the period was $525. No revenue was generated during the three months ended November 30, 2012.

General and Administrative Expenses

General and administrative expenses increased in the three months ended November 30, 2013 as compared to the three months ended November 30, 2012 from $58,009 to $160,668.

Loss from Operations

The increase in our operating loss for the three months ended November 30, 2013 as compared to the comparable period of 2012 from $58,009 to $160,143 as a result of the increase in general and administrative expenses as discussed above.

Interest Expense

We incurred interest expense of $58,475 during the three months ended November 30, 2013 as a result of accrued interest on convertible notes payable and amortization of discounts on notes payable into interest expense. There was $114,583 of interest expense during the three months ended November 30, 2012.

Net Loss

We recognized a net loss of $218,618 for the three months ended November 30, 2013 as compared to a net loss of $172,592 for the same period of 2012. The change in net loss is primarily attributable to the changes in operating loss and interest expense described above.

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

For the three months ended November 30, 2013, we used cash in the amount of $89,548 on operating activities. We raised the cash amounts to be used in these activities from the sale of common stock and through non-interest bearing advances.

As of November 30, 2013, we had $29,302 of cash on hand.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of November 30, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended November 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2013, the Company issued 600,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $30,000.

On October 4, 2013, the Company issued 600,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $30,000

On October 8, 2013, the Company issued 600,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $60,000

On October 15, 2013, the Company issued 300,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $15,000

On December 2, 2013, the Company issued 1,600,000 shares of common stock as a result of the conversion of the Convertible Note Payable in the amount of $80,000

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

OBJ ENTERPRISES, INC.

Dated: January 21, 2014	By:	/s/ Paul Watson
Paul Watson President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director