Form 10-Q/A
period 2013-11-30
OBJ Enterprises, Inc.
filed 2014-01-23
CIK 1489256

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended November 30, 2013, filed with the Securities and Exchange Commission on January 21, 2014.

Additionally, we corrected a typographical error in the Consolidated Balance Sheets on page 2. The original line item label “Convertible notes payable, net of discount of $476,529 and $521,936, respectively” has been corrected to “Convertible notes payable, net of discount of $476,529 and $521,630, respectively.”

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

OBJ Enterprises, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Unaudited)

	November 30, 2013	August 31, 2013
Assets
Current assets:
Cash	$29,302	$75,190
Accounts receivable	525	—
Total current assets	29,827	75,190

Total assets	$29,827	$75,190

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$138,501	$92,381
Advances payable	68,660	—
Current portion of convertible notes payable, net of discount of $0 and $306, respectively	—	76,311
Total current liabilities	207,161	168,692

Convertible notes payable, net of discount of $476,529 and $ 521,630 , respectively	41,428	41,642

Total liabilities	248,589	210,334

Stockholders’ deficit:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at November 30, 2013 and August 31, 2013	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 17,334,339 and 15,234,339 issued and outstanding, respectively	1,733	1,523
Additional paid-in capital	3,033,010	2,898,220
Deficit accumulated during development stage	(3,253,505)	(3,034,887)
Total stockholders’ deficit	(218,762)	(135,144)

Total liabilities and stockholders’ deficit	$29,827	$75,190

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

OBJ ENTERPRISES, INC.

Dated: January 23 , 2014	By:	/s/ Paul Watson
Paul Watson President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director