Form 10-Q
period 2014-02-28
OBJ Enterprises, Inc.
filed 2014-04-14
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-166064

OBJ ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Florida	27-1070374
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

677 N. Washington Blvd. Sarasota, FL	34236
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (941) 952-5825

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☑

There were 22,989,939 shares of the Registrant’s common stock, $0.0001 par value, issued and outstanding as of April 14, 2014.

PART I — FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “OBJE,” “we,” the “Company,” “our,” and “us” refers to OBJ Enterprises, Inc., a Florida corporation.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

OBJ ENTERPRISES, INC.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

	February 28, 2014	August 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,768	$75,190
Accounts receivable	277	—
Total current assets	16,045	75,190

TOTAL ASSETS	$16,045	$75,190

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$171,799	$92,381
Current portion of convertible notes payable, net of discount of $0 and $306	4,645	76,311
Total current liabilities	176,444	168,692

Convertible notes payable, net of discount of $464,244 and $521,630, respectively.	34,455	41,642
TOTAL LIABILITIES	210,899	210,334

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at February 28, 2014 and August 31, 2013, respectively.	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 20,989,939 shares issued and outstanding at February 28, 2014 and August 31, 2013, respectively.	2,099	1,523
Additional paid-in capital	3,373,914	2,898,220
Deficit accumulated during the development stage	(3,570,867)	(3,034,887)
Total stockholders’ deficit	(194,854)	(135,144)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,045	$75,190

On November 13, 2012 the Company effected a 1:40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompany notes are an integral part of these unaudited consolidated financial statements.

OBJ ENTERPRISES, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended February 28,		Three months ended February 28,		Period From September 21, 2009 (inception) through February 28,
	2014	2013	2014	2013	2014

REVENUE
Software Sales	$525	$—	$0	$—	$525

GROSS PROFIT	525	—	0	—	525

OPERATING EXPENSES
General and administrative expenses	272,578	203,692	136,910	145,683	2,429,739
Loss on acquisition of 20% of Novalon	25,000	—	—	—	25,000
Impairment of investment in joint venture	—	—	—	—	191,500

LOSS FROM OPERATIONS	(297,053)	(203,692)	(136,910)	(145,683)	(2,645,714)

OTHER INCOME (EXPENSE)
Interest expense	(238,927)	(199,708)	(180,452)	(85,125)	(925,153)

NET LOSS	$(535,980)	$(403,400)	$(317,362)	$(230,808)	$(3,570,867)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.03)	$(0.09)	$(0.01)	$(0.03)

COMMON SHARES OUTSTANDING Basic and fully diluted	18,043,981	4,466,567	—	7,335,238

On November 13, 2012 the Company effected a 1:40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompany notes are an integral part of these unaudited consolidated financial statements.

OBJ ENTERPRISES, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Period from September 21, 2009 (Date of Inception) through February 28, 2014

(Unaudited)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, September 21, 2009	—	$—	$—	$—	$—

Issuance of common stock for cash	225,000	23	8,977	—	9,000
Issuance of common stock for cash	75,000	8	52,492	—	52,500
Net loss for the period	—	—	—	(20,572)	(20,572)

BALANCE, August 31, 2010	300,000	$31	$61,469	$(20,572)	$40,928

Issuance of common stock for services	37,500	3	619,997	—	620,000
Net loss for the period	—	—	—	(1,267,017)	(1,267,017)

BALANCE, August 31, 2011	337,500	$34	$681,466	$(1,287,589)	$(606,089)

Issuance of common stock for conversion of debt	247,500	25	241,828	—	241,853
Issuance of common stock for services	22,500	2	314,998	—	315,000
Discount on convertible notes payable	—	—	436,913	—	436,913
Net loss for the period	—	—	—	—	(886,997)

BALANCE, August 31, 2012	607,500	$61	$1,675,205	$(2,174,586)	$(499,320)

Shares issued for rounding due to stock split	539	—	—	—	—
Issuance of common stock for conversion of debt	14,626,300	1,462	478,398	—	479,860
Discount on convertible notes payable	—	—	744,617	—	744,617
Net loss for the period	—	—	—	(860,301)	(860,301)

BALANCE, August 31, 2013	15,234,339	$1,523	$2,898,220	$(3,034,887)	$(135,144)

Shares issued for conversion of notes payable	5,755,600	576	317,204	—	317,780
Discount on issuance of convertible note payable	—	—	158,490	—	158,490
Net Loss	—	—	—	(535,980)	(535,980)

BALANCE, February 28, 2014	20,989,939	$2,099	$3,373,914	$(3,570,867)	$(194,854)

On November 13, 2012 the Company effected a 1:40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompany notes are an integral part of these unaudited consolidated financial statements.

OBJ ENTERPRISES, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended February 28,		Period From September 21, 2009 (inception) through February 28,
	2014	2013	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(535,980)	$(403,400)	$(3,570,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	—	935,000
Loss on acquisition of 20% of Novalon	25,000	—	25,000
Amortization of discount on convertible note payable	216,182	185,270	1,151,182
Changes in operating assets and liabilities:
Accounts receivable	(277)	—	(277)
Accounts payable and accrued liabilities	79,418	73,764	171,799
Accrued interest payable	22,745	14,438	98,524
NET CASH USED IN OPERATING ACTIVITIES	(192,912)	(129,928)	(1,514,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire 20% of Novalon	(25,000)	—	(25,000)
NET CASH USED IN INVESTING ACTIVITIES	(25,000)	—	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	61,500
Proceeds from advances	158,490	140,351	1,493,460
NET CASH PROVIDED BY FINANCING ACTIVITIES	158,490	140,351	1,554,960

NET INCREASE (DECREASE) IN CASH	(59,422)	10,423	15,768

CASH, at the beginning of the period	75,190	2,652	―

CASH, at the end of the period	$15,768	$13,075	$15,768

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Noncash investing and financing transaction:
Common stock issued for services	$—	$—	$935,000
Refinance of advances into convertible notes payable	$158,490	$248,272	$158,490
Beneficial conversion on convertible note payable	$158,490	$248,272	$158,490
Conversion of convertible notes payable.	$317,780	$170,860	$1,037,378

On November 13, 2012 the Company effected a 1:40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompany notes are an integral part of these unaudited consolidated financial statements.

OBJ ENTERPRISES, INC.

(a Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General Organization and Business

OBJ Enterprises, Inc. (the “Company” or “OBJE”), a Florida corporation, was originally formed as Obscene Jeans Corp. to design, develop, wholesale, market, distribute and sell a woman’s line of apparel using the name “Obscene Brand Jeans.” On July 27, 2012, the Company changed its name to OBJ Enterprises, Inc.

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

On May 9, 2012, the Company engaged Street Source, LLC to act as an independent gaming developer for the Company through a joint venture agreement. The joint venture agreement was revised on June 9, 2012 (“Revised Joint Venture Agreement”). Under the terms of the Revised Joint Venture Agreement, we are required to provide oversight and management toward the development of online and social games. Source Street will identify and coordinate the development team. We will provide funding for the joint venture in the amount of $2,500 per week during the period of development of the first game. Ownership of the game and profits and losses will be split 80% to OBJE and 20% to Source Street. The Revised Joint Venture Agreement can be terminated by a 30-day notice from either party. The primary focus of this partnership is to develop online and social games that leverage emerging consumer gaming portals; such as smart phones and mobile devices.

On May 21, 2013, the parties to the joint venture agreement formed Novalon Technologies, LLC (“Novalon”) to act as the operating entity for the joint venture. At that time, the Company owned 80% of Novalon.

On October 4, 2013, OBJE purchased Source Street’s 20% interest in Novalon and Source Street’s rights to the Novalon games and any profits that resulted from the Revised Joint Venture Agreement. As a result of the purchase, Novalon’s brand name and intellectual property under Novalon Games are collectively a wholly owned subsidiary of the Company. OBJE paid a total of $25,000 to acquire the 20% interest from Source Street, with $20,000 paid immediately and the remaining $5,000 was paid upon the successful completion of the Creature Taverns game. The Novalon acquisition was an acquisition of a company already controlled by OBJE, and as such the purchase price paid for Novalon was not recognized on the balance sheet since Novalon had no assets prior to the acquisition. In accordance with ASC 985-20-25-1, all costs incurred to establish technological feasibility of a computer software product to be sold are research and development costs. As a result, the costs to acquire Novalon were expensed as a loss on the acquisition of 20% of Novalon.

The Company was incorporated on September 21, 2009 (Date of Inception) with its corporate headquarters located in Sarasota, Florida. Its fiscal year-end is August 31.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of February 28, 2014, the Company has generated net losses since inception of $3,570,867.  For the six months ended February 28, 2014, the company has a net loss of $535,980 and negative cash flow from operating activities of $192,912.  As of February 28, 2014, the Company has negative working capital of $130,242. The Company has has not emerged from the development stage

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the fiscal year ended August 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six month period ended February 28, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2014.

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. See Note 2 regarding the assumption that the Company is a going concern.

Development Stage Entity

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

Principles of Consolidation

The condensed consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 2 regarding the assumption that the Company is a “going concern”).

Use of Estimates

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $15,768 and $75,190 at February 28, 2014 and August 31, 2013, respectively.

Cash Flows Reporting

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

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Share-based Expense

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

Revenue Recognition

The Company follows ASC 605, Revenue Recognition and ASC 985-605, Software: Revenue Recognition.  Our revenue is derived from the sale of mobile game downloads which are delivered electronically through the Google Play or iTunes platforms. Our revenue is classified as product revenue.

We evaluate and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver the related products or services must be present.

•	Fixed or determinable fee. Our games are sold at a fixed price, which is published on the Google Play and iTunes platforms.

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

Recently Issued Accounting Pronouncements

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

Note 4. Advances

During the six months ended February 28, 2014, the Company received net, non-interest bearing advances from certain third parties totaling $158,490. No amounts  were due under these advances as of February 28, 2014 and August 31, 2013. These advances were not collateralized and were due on demand.

Note 5. Convertible Notes Payable

Convertible notes payable consist of the following as of February 28, 2014 and August 31, 2013:

	February 28, 2014	August 31, 2013
Convertible note payable, dated August 31, 2011, bearing interest at 10% per annum, matures on August 31, 2013 and convertible into shares of common stock at $0.05 per share.	—	19,468
Convertible note payable, dated January 31, 2013, bearing interest at 10% per annum, matures on January 31, 2015 and convertible into shares of common stock at $0.10	243	50,412
Convertible note payable, dated May 31, 2013, bearing interest at 10% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	—	172,450
Convertible note payable, dated August 31, 2013, bearing interest at 10% per annum, matures on August 31, 2015 and convertible into shares of common stock at $0.05	323,895	323,895
Convertible note payable, dated February 28, 2014, bearing interest at 10% per annum, matures on February 28, 2016 and convertible into shares of common stock at $0.05	158,490	—
Accrued interest payable	20,716	73,664
Total convertible notes payable and accrued interest	503,344	639,889
Less: current portion of convertible notes payable and accrued interest	(4,645)	(76,617)
Less: discount on noncurrent convertible notes payable	(464,244)	(521,630)
Noncurrent convertible notes payable, net of discount	$34,455	$41,642

The Company accrued interest in the amount of $22,745 during the six months ended February 28, 2014.  This amount was unpaid as of February 28, 2014 and is included in convertible notes payable as of that date.  During the same period, the Company amortized $216,182 of the discount on convertible notes payable to interest expense.

During the six months ended February 28, 2014, the holders of the Convertible Note Payable dated August 31, 2011 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions, as they occurred within the terms of the agreement.

Date	Amount Converted	Common Shares Issued	Unamortized Discount
October 1, 2013	$ 30,000	600,000	$ —
October 4, 2013	30,000	600,000	—
October 15, 2013	15,000	300,000	—
Total	$ 75,000	1,500,000	$ —

During the six months ended February 28, 2014, the holders of the Convertible Note Payable dated January 31, 2013, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.10 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Common Shares Issued	Unamortized Discount
October 8, 2013	$ 60,000	600,000	$ 21,805
Total	$ 60,000	600,000	$ 21,805

During the six months ended February 28, 2014, the holders of the Convertible Note Payable dated May 31, 2013, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense.

Date	Amount Converted	Common Shares Issued	Unamortized Discount
December 2, 2013	$ 80,000	1,600,000	$ 67,263
January 20, 2014	40,000	800,000	36,004
January 29, 2014	40,000	800,000	36,929
February 11, 2014	22,780	455,600	20,259
Total	$ 182,780	3,655,600	$ 160,455

On February 28, 2014, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $158,490 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on February 29, 2016. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share.

The Company evaluated the terms of this note in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature in the amount of $158,490 on February 28, 2014. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Note Payable. The discount to the Convertible Note Payable is being amortized to interest expense over the life of the note.

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

Note 6. Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors has authorized 10,000,000 shares of preferred stock with a par value of $0.0001 to be issued in series with terms and conditions to be determined by the Board of Directors. As of February 28, 2014 and August 31, 2013, no preferred stock was issued or outstanding.

Common Stock

The Company has authorized 100,000,000 shares of $0.0001 par value common stock.  There were 20,989,939 and 15,234,339 shares of common stock outstanding as of February 28, 2014 and August 31, 2013, respectively.

During the six months ended February 28, 2014 the company has issued shares of common stock as a result of the conversion of Convertible Note Payable, as detailed in the following table:

Date	Amount Converted	Common Shares Issued
October 1, 2013	30,000	600,000
October 4, 2013	30,000	600,000
October 8, 2013	60,000	600,000
October 15, 2013	15,000	300,000
December 2, 2013	80,000	1,600,000
January 20, 2014	40,000	800,000
January 29, 2014	40,000	800,000
February 11, 2014	22,780	455,600
Total	$ 317,780	5,755,600

Note 7. Subsequent Events

On March 5, 2014 OBJE signed a new licensing agreement with Corv Studios, the creator of Pac-Ball.  OBJE plans to develop new marketing and optimization strategies to maximize the title’s revenues.

Subsequent to February 28, 2014, the holders of the Convertible Note Payable dated August 31, 2013, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense.

Date	Amount Converted	Common Shares Issued	Unamortized Discount
March 14, 2014	$ 50,000	1,000,000	$ 30,864
March 21, 2014	50,000	1,000,000	46,357
Total	$ 100,000	2,000,000	$ 77,221

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On November 10, 2011, the Company formed Obscene Interactive, LLC, a wholly-owned subsidiary. Obscene Interactive was established to identify emerging trends and companies within the social, online and mobile media space for the purpose of acquisitions, joint ventures and global licensing of technology platforms and algorithms. As of the date of this filing, Obscene Interactive has no assets or liabilities.

On May 9, 2012, we entered into a joint venture agreement (the “Joint Venture Agreement”) with Source Street, LLC, a Texas limited liability company (“Source Street”). The purpose of the joint venture was to fund the planning, development and launch of online and mobile games across social platforms for fun, educational and corporate training purposes. We contributed the working capital for the joint venture and Source Street contributed its knowledge and development skills to complete the design and launch of online and mobile games. We paid $5,000 to the joint venture upon signing the agreement and made weekly payments of $1,500 for the initial term of the joint venture. We shared profits and losses of the joint venture equally with Source Street. On May 21, 2013, the joint venture formed Novalon Technologies, LLC as the operating entity for the joint venture.

On July 9, 2012, we revised the Joint Venture Agreement (the “Revised Joint Venture Agreement”) with Source Street. Under the terms of the Revised Joint Venture Agreement, we were required to provide oversight and management toward the development of online and social games. Source Street would identify and coordinate the development team. We provided funding for the joint venture in the amount of $2,500 per week during the period of development of the first game. Ownership of the game and profits and losses were split 80% to OBJE and 20% to Source Street. The Revised Joint Venture Agreement could be terminated by a 30-day notice from either party.

On July 20, 2013, we entered into a joint venture agreement (the “Agreement”) with Bluff Wars, Inc. (BWI) to develop the Android version of their existing game Bluff Wars. The purpose of the Agreement was to fund the development and launch of Bluff Wars within the Android marketplace.  OBJE will fund the development of Bluff Wars (Android version) for $30,000 based on monthly development milestones with a scheduled launch date in August and the option to work further with developer Fangtooth Studios and BWI to market, design and distribute existing and planned games for online, social and mobile applications.

On October 4, 2013, OBJE purchased Source Street’s interest in Novalon and Source Street’s rights to 20% of the game and profits that resulted from the Revised Joint Venture Agreement. The total consideration for the purchase was $25,000.

On March 5, 2014, OBJE signed a new licensing agreement with Corv Studios, the creator of Pac-Ball.  OBJE plans to develop new marketing and optimization strategies to maximize the title’s revenues. On March 11, 2014, we signed a software development and licensing agreement to further develop Pac-Ball including user interface, social media integration and other game monetization upgrades to the licensed game.

Our activities have been focused on developing our business plan. We will not have the necessary capital to develop our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms.

We have incurred losses since inception, have been issued a going concern opinion from our auditors and rely upon the sale of our securities to fund operations.

As of February 28, 2014, we had $15,768 cash on hand. We believe that this cash will satisfy our operating requirements for less than one month.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended August 31, 2013 on Form 10-K.

Plan of Operations

We believe we do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital to continue our operations. During the next 18 months, we intend to continue implementing our business and marketing plan. We believe we must raise an additional $750,000 to pay for expenses associated with our development over the next 18 months.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officer and director, in order to finance our businesses activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

OBJE has developed its first two mobile gaming applications Phantasmic and Creature Tavern through its partnership with Source Street, LLC under the brand name Novalon Games and currently available in the Android marketplace.

OBJE signed a joint venture agreement in July 2013 to develop the Android version of Bluff Wars with the option to develop, market and distribute additional games with Bluff Wars, Inc. for the Android and Apple marketplace with licensing rights to the Android version.

OBJE has positioned itself as an independent (“indie”) development platform and publishing portal through its acquisition of the Novalon Games brand and subsequent licensing and development agreements with Corv Studios LLC.

In conjunction with the aforementioned developments, the Company has completed due diligence and is in the final stages of deal structuring and negotiations for the partnering and funding of several indie developers; primarily focused on startup gaming companies and studios.  We plan to build an online development and publishing platform, provide social media marketing tools, and formulate efficient practices for the submission and distribution of social and mobile applications for gaming and educational purposes.

The development strategy to create a utility platform for online, social and mobile games began in January 2013. OBJE has already begun budgeting and accepting bids for the development of an indie development and publishing platform, social marketing campaign, and plans to generate revenue streams through game sales, advertising partnerships and monetizing mobile applications.

Our management does not plan to hire any employees at this time. Our sole officer and director will be responsible for implementing our business plan. We intend to hire independent consultants and expand our partnership program to carry out sales, marketing and distribution activities until a robust hiring and employment compensation plan is in place.

Results of Operations

We incurred a net loss of $535,980 for the six months ended February 28, 2014. During this period, net cash used by operations was $192,912. As of February 28, 2014, we had working capital deficit of $130,242. We do not anticipate having positive net income in the immediate future. These conditions create an uncertainty as to our ability to continue as a going concern.

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

We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must develop the business and marketing plan and execute the plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions, strategic partners and private individuals.

Since inception, the majority of our time has been spent refining our business plan and identifying additional joint venture partnerships and licensing opportunities.

Six months ended February 28, 2014 compared to the six months ended February 28, 2013.

Revenue

Revenue increased to $ 525 for the six months ended February 28, 2014, compared to $0 for the six months ended February, 28, 2013. We began generating revenue from the sales of our games during the six months ended February 28, 2014. No revenue was generated prior to that time.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $272,578 and $203,692 for the six months ended  February 28, 2014 and 2013, respectively. The increase was primarily due to an increase in costs associated with developing games for sale.

In addition, we incurred a loss of $25,000 during the six months ended February 28, 2014 as a result of our acquisition of Novalon Technologies, LLC. No such loss was incurred during the comparable period of 2013.

Loss from Operations

We recognized losses from operations of $297,053 and $203,692 for the six months ended February 28, 2014 and 2013, respectively. The increase in the loss from operations was due to the increase in general and administrative expenses discussed above.

Interest Expense

Interest expense increased from $199,708 for the six months ended February 28, 2013 to $238,927 for the six months ended February 28, 2014. Interest expense for the six months ended February 28, 2014 included amortization of discount on convertible notes payable in the amount of $216,182, compared to $185,270 for the comparable period of 2013. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $535,980 for the six months ended February 28, 2014 as compared to $403,400 for the comparable period of 2013. The increase in the net loss was primarily the result of the increase in general and administrative expenses discussed above.

Three months ended February 28, 2014 compared to the three months ended February 28, 2013.

Revenue

No revenue was recognized during the three months ended February 28, 2014 and 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $136,910 and $145,683 for the three months ended February 28, 2014 and ended 2013, respectively. The decrease in general and administrative expenses was primarily related to a decrease in office expenses.

Loss from Operations

We recognized losses from operations of $136,910 and $145,683 for the three months ended February 28, 2014 and ended 2013, respectively. The decrease in the loss from operations was primarily related to the decrease in general and administrative expenses discussed above.

Interest Expense

Interest expense increased from $85,125 for the three months ended February 28, 2013 to $180,452 for the three months ended February 28, 2014. This was mainly due to higher amortization of discounts on convertible debt payable.

Net Loss

We incurred a net loss of $317,362 for the three months ended February 28, 2014 as compared to $230,808 for the comparable period of 2013.  The increase in the net loss was primarily the result of the increase in interest expense partially offset by the decrease in general and administrative expenses.

Liquidity and Capital Resources

At February 28, 2014, we had cash on hand of $15,768.  The company has negative working capital of $130,242 . Net cash used in operating activities for the six months ended February 28, 2014 was $192,912. We do not expect to achieve positive cash flow from operating activities in the near future.  We will require additional cash in order to fully implement our business plan.  There is no guarantee that we will be able to attain funds when we need them or that funds will be available on terms that are acceptable to the Company.  We have no material commitments for capital expenditures as of February 28, 2014.

We anticipate needing a minimum of $750,000 for our business plan which includes the development of games under the Novalon Games brand, internal development of an indie publishing, marketing and distribution platform, and the implementation of this go to market strategy for a range of social and mobile applications. Currently available cash is not sufficient to allow us to commence full execution of our business plan.

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

Additional Financing

The Company intends to seek additional financing through means such as borrowings from institutions, strategic partners or private individuals. There can be no assurance that the Company will be able to keep costs from being more than these estimated amounts or that the Company will be able to raise such funds. The Company may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, the Company may be forced to seek a buyer for our business or another entity with which we could create a joint venture. If all of these alternatives fail, we expect that the Company will be required to seek protection from creditors under applicable bankruptcy laws.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of February 28, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of February 28, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management, including our principal executive officer and principal financial officer, who is the same person, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Change in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended February 28, 2014, the company issued common stock as a result of the conversion of Convertible Notes Payable.

Date	Amount Converted	Common Shares Issued
October 1, 2013	$30,000	600,000
October 4, 2013	30,000	600,000
October 8, 2013	60,000	600,000
October 15, 2013	15,000	300,000
December 2, 2013	80,000	1,600,000
January 20, 2014	40,000	800,000
January 29, 2014	40,000	800,000
February 11, 2014	22,780	455,600
Total	$317,780	5,755,600

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amended Articles of Incorporation dated June 27, 2012 (2)
31.1	Certification of the Chief Executive Officer and the Chief Financial Officer (3)
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (3)
101	XBRL Interactive data (4)

(1) Incorporated by reference to our Form S-1 filed on April 14, 2010

(2) Incorporated by reference to our Form 10-Q filed on July 16, 2012

(3) Filed or furnished herewith

(4) To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OBJ Enterprises, Inc.

Date: April 14, 2014	BY: /s/ Paul Watson
Paul Watson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director