Form 10-Q/A
period 2014-02-28
OBJ Enterprises, Inc.
filed 2014-04-17
CIK 1489256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2014 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended February 28, 2014, filed with the Securities and Exchange Commission on April 14, 2014.

Additionally, we corrected a typographical error in the Consolidated Statement of Cash Flows on page 7. The “Amortization of discount on convertible note payable” in the column “Period From September 21, 2009 (inception) through February 28, 2014” has been corrected from “1,151,182” to 826,629.

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

OBJ ENTERPRISES, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended February 28,		Period From September 21, 2009 (inception) through February 28,
	2014	2013	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(535,980)	$(403,400)	$(3,570,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	—	935,000
Loss on acquisition of 20% of Novalon	25,000	—	25,000
Amortization of discount on convertible note payable	216,182	185,270	826,629
Changes in operating assets and liabilities:
Accounts receivable	(277)	—	(277)
Accounts payable and accrued liabilities	79,418	73,764	171,799
Accrued interest payable	22,745	14,438	98,524
NET CASH USED IN OPERATING ACTIVITIES	(192,912)	(129,928)	(1,514,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire 20% of Novalon	(25,000)	—	(25,000)
NET CASH USED IN INVESTING ACTIVITIES	(25,000)	—	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	61,500
Proceeds from advances	158,490	140,351	1,493,460
NET CASH PROVIDED BY FINANCING ACTIVITIES	158,490	140,351	1,554,960

NET INCREASE (DECREASE) IN CASH	(59,422)	10,423	15,768

CASH, at the beginning of the period	75,190	2,652	―

CASH, at the end of the period	$15,768	$13,075	$15,768

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Noncash investing and financing transaction:
Common stock issued for services	$—	$—	$935,000
Refinance of advances into convertible notes payable	$158,490	$248,272	$158,490
Beneficial conversion on convertible note payable	$158,490	$248,272	$158,490
Conversion of convertible notes payable.	$317,780	$170,860	$1,037,378

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

OBJ Enterprises, Inc.

Date: April 17 , 2014	BY: /s/ Paul Watson
Paul Watson
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director