Form 10-Q
period 2014-05-31
OBJ Enterprises, Inc.
filed 2014-07-21
CIK 1489256

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 000-55080

OBJ ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Florida	27-1070374
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

1707 Post Oak Blvd, Suite 215 Houston TX	77056
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (832) 900-9366

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                  Yes  ☐ No ☑

There were 75,313,465 shares of the Registrant’s common stock, $0.0001 par value, issued and outstanding as of July 21, 2014.

PART I — FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Quarterly Report on Form 10-Q, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and in other documents which we file with the Securities and Exchange Commission (“SEC”).

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Quarterly Report, except as required by law. We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “OBJE,” “we,” the “Company,” “our,” and “us” refers to OBJ Enterprises, Inc., a Florida corporation.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(a Development Stage Company)
 (Unaudited)

	Notes	May 31, 2014	August 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$151,454	$75,190
Accounts receivable		357	—
Total current assets		151,811	75,190

Investments in joint ventures- controlled by affiliate		497,928

TOTAL ASSETS		$649,739	$75,190

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	4	$246,940	$92,381
Current portion of convertible notes payable, net of discount of $0 and $306, respectively	5	4,904	76,310
Current portion of convertible notes payable, net of discount of $54,573 and $0, respectively – due to related party		96,319	—
Total current liabilities		348,163	168,691

Convertible notes payable, net of discount of $281,982 and $521,630, respectively.	5	26,194	41,643
Convertible notes payable, net of discount of $0 and $0, respectively –due to related party		500,288	—
TOTAL LIABILITIES		874,645	210,334

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 24,989,939 and 15,234,339 shares issued and outstanding at May 31, 2014 and August 31, 2013, respectively.	6	2,499	1,523
Additional paid-in capital		3,633,514	2,898,220
Accumulated deficit		(3,860,919)	(3,034,887)
Total stockholders’ deficit		(224,906)	(135,144)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$649,739	$75,190

On November 13, 2012 the Company effected a 1:40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompany notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(a Development Stage Company)
 (Unaudited)

	Nine months ended May 31,		Three months ended May 31,		Period From September 21, 2009 (inception) through May 31,
	2014	2013	2014	2013	2014

REVENUE
Software Sales	$1,065	$—	$540	$—	$1,065

GROSS PROFIT	1,065	—	540	—	1,065

OPERATING EXPENSES
General and administrative expenses	362,494	317,205	89,916	113,513	2,519,655
Loss on acquisition of 20% of Novalon	25,000	—	—	—	25,000
Net (income)/loss from minority owned entity	2,072	—	2,072	—	2,072
Impairment of investment in joint venture	—	—	—	—	191,500

LOSS FROM OPERATIONS	(388,501)	(317,205)	(91,448)	(113,513)	(2,737,162)

OTHER INCOME (EXPENSE)
Interest expense	(437,531)	(257,930)	(198,604)	(58,222)	(1,123,757)

NET LOSS	$(826,032)	(575,135)	(290,052)	(171,735)	(3,860,919)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.04)	(0.09)	$(0.01)	$(0.02)

COMMON SHARES OUTSTANDING Basic and fully diluted	19,798,662	6,057,652	22,975,652	9,185,108

On November 13, 2012 the Company effected a 1:40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompany notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(a Development Stage Company)
 (Unaudited)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, September 21, 2009	—	$—	—	$—	$—

Issuance of common stock for cash	225,000	23	8,977	—	9,000
Issuance of common stock for cash	75,000	8	52,492	—	52,500
Net loss for the period	—	—	—	(20,572)	(20,572)

BALANCE, August 31, 2010	300,000	$31	$61,469	$(20,572)	$40,928

Issuance of common stock for services	37,500	3	619,997	—	620,000
Net loss for the period	—	—	—	(1,267,017)	(1,267,017)

BALANCE, August 31, 2011	337,500	$34	$681,466	$(1,287,589)	$(606,089)

Issuance of common stock for conversion of debt	247,500	25	241,828	—	241,853
Issuance of common stock for services	22,500	2	314,998	—	315,000
Discount on convertible notes payable	—	—	436,913	—	436,913
Net loss for the period	—	—	—	(886,997)	(886,997)

BALANCE, August 31, 2012	607,500	$61	$1,675,205	$(2,174,586)	$(499,320)

Shares issued for rounding due to stock split	539	—	—	—	—
Issuance of common stock for conversion of debt	14,626,300	1,462	478,398	—	479,860
Discount on convertible notes payable	—	—	744,617	—	744,617
Net loss for the period	—	—	—	(860,301)	(860,301)

BALANCE, August 31, 2013	15,234,339	$1,523	$2,898,220	$(3,034,887)	$(135,144)

Shares issued for conversion of notes payable	9,755,600	976	516,804	—	517,780
Discount on issuance of convertible note payable	—	—	218,490	—	218,490
Imputed Interest	—	—	—		—
Net Loss	—	—	—	(826,032)	(826,032)

BALANCE, May 31, 2014	24,989,939	$2,499	$3,633,514	$(3,860,919)	$(224,906)

On November 13, 2012 the Company effected a 1:40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompany notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(a Development Stage Company)
(Unaudited)

	Nine months ended May 31,		Period From September 21, 2009 (inception) through May 31,
	2014	2013	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(826,032)	$(575,135)	$(3,860,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	—	935,000
Loss on acquisition of 20% of Novalon	25,000	—	25,000
Loss from minority owned entity	2,072	—	2,072
Amortization of discount on convertible note payable	403,871	234,362	1,015,862
Changes in operating assets and liabilities:
Accounts receivable	(357)	—	(357)
Accounts payable and accrued liabilities	96,375	30,069	187,211
Accrued interest payable	33,660	23,568	109,439
NET CASH USED IN OPERATING ACTIVITIES	(265,411)	(287,136)	(1,586,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire 20% of Novalon	(25,000)	—	(25,000)
Investment in joint venture –with related party	(500,000)	—	(500,000)
NET CASH USED IN INVESTING ACTIVITIES	(525,000)	—	(525,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	61,500
Proceeds from advances	216,675	361,110	1,551,646
Proceeds from convertible debt – from related party	650,000		650,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	866,675	361,110	2,263,146

NET INCREASE (DECREASE) IN CASH	76,264	73,974	151,454

CASH, at the beginning of the period	75,190	2,652	―

CASH, at the end of the period	$151,454	$76,626	$151,454

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

Noncash investing and financing transaction:
Common stock issued for services	$—	$—	$935,000
Convertible note payable received	650,000	—	650,000
Refinance of advances into convertible notes payable	$158,490	$248,272	$406,762
Beneficial conversion on convertible note payable	$218,490	$248,272	$466,762
Conversion of convertible notes payable.	$516,804	$170,860	$1,109,780

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

On November 10, 2011, the Company formed Obscene Interactive, LLC (“Obscene Interactive”), a wholly-owned subsidiary to pursue emerging opportunities in the digital gaming industry. Obscene Interactive pursues acquisition and internally develops property in the online and social media industry while exploring consumer gaming trends to develop games through joint venture agreements and partnerships.

On May 9, 2012 (revised on June 9, 2012), the Company engaged Street Source, LLC to act as an independent gaming developer for the Company through a joint venture agreement. The primary focus of this partnership is to develop online and social games leveraging emerging consumer gaming portals; such as smart phones and mobile devices.  On May 21, 2013, the joint venture formed Novalon Technologies, LLC (“Novalon”) to act as the operating entity for the joint venture. OBJE owned 80% of Novalon and Street Source, LLC retained a 20% ownership stake.

On October 4, 2013, OBJE purchased Source Street’s interest in Novalon and Source Street’s rights to 20% of the game and resulting profits from the Revised Joint Venture Agreement. As of the date of this report, Novalon’s brand name and intellectual property under Novalon Games are a wholly owned subsidiary of the Company. OBJE paid a total of $25,000 to acquire this interest from Source Street, with $20,000 paid immediately and the remaining $5,000 paid upon the successful completion of the Creature Taverns game. This acquisition represented the acquisition of the remaining 20% of Novalon as OBJE owned 80% under the Revised Joint Venture Agreement. This was an acquisition of a company controlled by OBJE. No amounts were recognized on the balance sheet as a result of this acquisition as Novalon had no assets prior to the acquisition. In accordance with ASC 985-20-25-1, all costs incurred to establish technological feasibility of a computer software product to be sold are research and development costs. The costs to acquire Novalon were expensed as a loss on the acquisition of 20% of Novalon.

On March 11, 2014, our wholly-owned subsidiary, Novalon Technologies LLC (“Novalon”), entered into a Software and Development and License Agreement (the “Development Agreement”) with Corv Studios LLC (“Corv”).

On March 5, 2014, Novalon entered into a Software License Agreement (the “License Agreement”) with Corv. Under the terms of the License Agreement, Novalon agreed to pay $10,000 for a non-exclusive license for the Pac-Ball application currently available on the Android platform (“Pac-Ball”) for a period of two years. In exchange, Novalon will have the right to sell the game and retain 50% of the revenue generated from those sales.

On May 21, 2014, OBJ Enterprises, Inc. (“OBJE” or the “Company”) entered into a Joint Venture Agreement (“Agreement”) with Great Outdoors, LLC (“GO”). Pursuant to the Agreement, the Company and GO created My Go Games LLC (“MGG”) to operate the joint venture. The purpose of the joint venture is to expand upon the Company’s and GO’s existing games – “GO Hunting: Shooting Sports” and “GO Hunting: Archery Edition” - and develop and commercialize new games. MGG is owned by GO (80%) and the Company (20%). The Agreement calls for the Company and GO to enter into a Member Control Agreement which permits the appointment of three governors, two to be appointed by GO and one to be appointed by the Company.

The Agreement grants the Company the right to acquire GO and MGG or their assets in exchange for an amount of shares of common stock equal to 80% of the post-issuance number of shares of the Company’s common stock.

During the period ended May 31, 2014 the Company made significant management changes. On May 27, 2014, the Company appointed Daniel J. Hammett as a director and Chairman of the Board of Directors. Also on May 27, 2014, Paul C. Watson resigned as Chairman of the Board. Mr. Watson will remain a Director and President of the Company.

The Company incorporated on September 21, 2009 (Date of Inception) with its corporate headquarters located in Sarasota, Florida. Its fiscal year-end is August 31.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of May 31, 2014, the Company has generated net losses since inception of $3,860,919.  For the nine months ended May 31, 2014, the company has a net loss of $826,032 and negative cash flow from operating activities of $265,411.  As of May 31, 2014, the Company has negative working capital of $196,352. The Company has has not emerged from the development stage.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the potential inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management plans to address the Company’s financial situation as follows:

In the near term, management plans to seek investors or joint venture partners with the ability to assist the Company financially in its efforts to implement fully the Company’s business plan. Management continues to seek out financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance an appropriate joint venture partner will agree to acceptable terms, investors will continue to invest in the Company or new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow needed to finance the Company’s future growth. However, there is no assurances the Company’s planned activities will be successful, and there is no assurance the Company will attain profitability. The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the fiscal year ended August 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine month period ended May 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2014.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with US GAAP. See Note 2 regarding the assumption that the Company is a going concern.

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

Principles of Consolidation

The condensed consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with US GAAP. See Note 2 regarding the assumption that the Company is a “going concern”.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $151,454 and $75,190 at May 31, 2014 and August 31, 2013, respectively.

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, and classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

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

Revenue Recognition

We derive revenue from the sale of virtual goods to GO-gamers – individuals who play our online or mobile games - and from the sale of advertising within our online and mobile games to our brand-partners – companies who seek to have their products featured in online and mobile games.

Online and Mobile Games

Currently, we operate half of our games as live services that allow GO-Gamers to initially download the game and play a basic version of the game for free. Within these games, GO-Gamers can purchase virtual currency to obtain virtual goods to enhance their game-playing experience. Primarily, GO-Gamers pay for our virtual currency – GO Bucks – using payment methods such as credit cards or PayPal.  The other half of our games are available for download for approximately $1.  Revenue from payments for initial download is recognized as though the game is a durable good (discussed below).

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the GO-gamer; (3) the collection of our fees is reasonably assured; and (4) the amount of fees to be paid by the customer is fixed or determinable. For purposes of determining when the service has been provided to the GO-gamer, we have determined that an implied obligation exists to the paying GO-gamer to continue displaying the purchased virtual goods within the online game over their estimated life or until they are consumed. The proceeds from the sales of virtual goods are initially recorded in deferred revenue. We categorize our virtual goods as either consumable or durable. Consumable virtual goods, such as energy or ammo, represent goods that can be consumed by a specific GO-gamer action. Common characteristics of consumable goods may include virtual goods that are no longer displayed on the GO-gamer’s game board after a short period of time, do not provide the GO-gamer any continuing benefit following consumption or often times enable a GO-gamer to perform an in-game action immediately. For the sale of consumable virtual goods, we recognize revenue as the goods are consumed. Durable virtual goods, such as bows, rifles, or levels, represent virtual goods that are accessible to the GO-gamer over an extended period of time. We recognize revenue from the sale of durable virtual goods ratably over the estimated average playing period of paying GO-gamers for the applicable game, which represents our best estimate of the average life of our durable virtual goods. If we do not have the ability to differentiate revenue attributable to durable virtual goods from consumable virtual goods for a specific game, we recognize revenue from the sale of durable and consumable virtual goods for that game ratably over the estimated average period that paying GO-gamers typically play our games (as further discussed below), which are estimated to range from three to 24 months. Future paying GO-gamer usage patterns and behavior may differ from the historical usage patterns and therefore the estimated average playing periods may change in the future.

Currently, we have limited data to determine the consumption dates for our consumable virtual goods or to differentiate revenue attributable to durable virtual goods from consumable virtual goods. As we continue to improve our data capture capabilities, we will secure the necessary data for substantially all of our games, thus allowing us to recognize revenue related to consumable goods upon consumption. We expect that in future periods there will be changes in the mix of durable and consumable virtual goods sold, reduced virtual good sales in existing games, changes in estimates in average paying GO-gamer life and/or changes in our ability to make such estimates. When such changes occur, and in particular if more of our revenue in any period is derived from goods for which revenue is recognized over the estimated average playing period, or that period increases on average, the amount of revenue that we recognize in a future period may be reduced, perhaps significantly.

On a quarterly basis, we determine the estimated average playing period for paying GO-gamers by game beginning at the time of a GO-gamers’s first purchase in that game and ending on a date when that paying GO-gamer is no longer playing the game. To determine when paying GO-gamers are no longer playing a given game, we analyze monthly cohorts of paying GO-gamers for that game who made their first in-game payment between one and 12 months prior to the beginning of each quarter and determine whether each GO-gamer within the cohort is an active or inactive GO-gamer as of the date of our analysis. To determine which GO-gamers are inactive, we analyze the dates that each paying GO-gamer last logged into that game. We determine a paying GO-gamer to be inactive once they have reached a period of inactivity for which it is probable (defined as at least 80%) that a GO-gamer will not return to a specific game. For the payers deemed inactive as of our analysis date we analyze the dates they last logged into that game to determine the rate at which inactive GO-gamers stopped playing. Based on these dates we then project a date at which all paying GO-gamers for each monthly cohort are expected to cease playing our games. We then average the time periods from first purchase date and the date the last GO-gamer is expected to cease playing the game for each of the monthly cohorts to determine the total playing period for that game. To determine the estimated average playing period we then divide this total playing period by two. The use of this “average” approach assumes that paying GO-gamers become inactive at a relatively consistent rate for each of our games. If future data indicates paying GO-gamers do not become inactive at a relatively consistent rate, we will modify our calculations accordingly. If a new game is launched and only a limited period of paying GO-gamer data is available for our analysis, then we also consider other factors, such as the estimated average playing period for other recently launched games with similar characteristics, to determine the estimated average playing period.

Advertising

We have contractual relationships with our brand-partners for advertisements within our games. We recognize advertising revenue as advertisements are delivered to customers as long as evidence of the arrangement exists (executed contract), the price is fixed and determinable, and we have assessed collectability as reasonably assured. Certain branded virtual goods and sponsorships are deferred and recognized over the estimated average life of the branded virtual good or as the branded virtual good is consumed, similar to game revenue.  All arrangements directly between us and brand-partners are recognized gross equal to the price paid to us by the end advertiser since we are the primary obligor, and we determine the price.

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

Note 4. Accounts Payable and Advances

During the nine months ended May 31, 2014, the Company received net, non-interest bearing advances from certain third parties totaling $58,185. The total amount due under these advances as of May 31, 2014 and August 31, 2013 was $ 216,675 and $0, respectively.  These advances are not collateralized and are due on demand. On February 28, 2014 $158,460 of the advances received were reclassified as a convertible note.

During the quarter ended May 31, 2014 the Company called a large sum on the accounts payable into question.  The total accrued amount in question is approximately $182,000 owed to K.M. Delaney & Associates (“KMDA”), a former vendor that provided a turnkey back-office solution including accounting, legal, treasury and office management services to the company.  In addition, KMDA and its lead attorney, Kathleen Delaney, acted as administrative agent to Vista View Ventures, Inc., Montego Blue Enterprises Corporation, Clearway Investments SA, and Outback Ventures AG (collectively, “Convertible Debt Counterparties”).  The Convertible Debt counterparties were companies that either (a) advanced funds to the Company, (b) held certain convertible debentures originated by the Company, or (c) purchased portions of convertible debentures issued by the Company to one of the other Convertible Debt Counterparties.  On May 6, 2014, the Company terminated its relationship with KMDA and Kathleen M. Delaney, and terminated any informal or formal funding agreements with any and all of the Convertible Debt Counterparties.  While the Company terminated all funding agreements with the Convertible Debt Counterparties, the Company is contractually obligated to adhere to the terms of its outstanding convertible debentures and will continue to do so.  In addition to terminating the aforementioned relationships, the Company began an internal review of the invoices generated, processed, and incorporated into the Company’s financial statements by KMDA that were payable to KMDA.  The Company has requested all relevant documentation from KMDA evidencing the validity of the accrued accounts payable, including, but not limited to, the contract governing such services, terms of payment, and invoices signed by a duly authorized officer of the Company.  Currently, Company legal counsel is communicating with KMDA to complete the internal review and achieve a resolution.  The Company is confident its internal review will prove fruitful; however, to be conservative, the full amount remains fully accrued on the balance sheet.

Note 5. Convertible Notes Payable

Convertible notes payable consist of the following as of May 31, 2014 and August 31, 2013:

	May 31, 2014	August 31, 2013
Convertible note payable, dated August 31, 2011, bearing interest at 10% per annum, matures on August 31, 2013 and convertible into shares of common stock at $0.05 per share.	—	19,468
Convertible note payable, dated January 31, 2013, bearing interest at 10% per annum, matures on January 31, 2015 and convertible into shares of common stock at $0.10	243	50,412
Convertible note payable, dated May 31, 2013, bearing interest at 10% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	—	172,450
Convertible note payable, dated August 31, 2013, bearing interest at 10% per annum, matures on August 31, 2015 and convertible into shares of common stock at $0.05	145,254.	323,895
Convertible note payable, dated February 28, 2014, bearing interest at 10% per annum, matures on February 29, 2016 and convertible into shares of common stock at $0.05	158,490	—
Accrued interest payable	9,093	73,664
Total convertible notes payable and accrued interest	313,080	639,889
Less: current portion of convertible notes payable and accrued interest	(4,904)	(76,617)
Less: discount on noncurrent convertible notes payable	(281,982)	(521,630)
Noncurrent convertible notes payable, net of discount	$26,194	$41,642

Convertible notes payable due to a related party consist of the following as of May 31, 2014 and August 31, 2013:

	May 31, 2014	August 31, 2013
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on April 30, 2016 and convertible into shares of common stock at $0.05	150,000	—
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 30, 2016 and convertible into shares of common stock at $0.05	500,000	—
Accrued interest payable	1,180	—
Total convertible notes payable and accrued interest	651,180	—
Less: current portion of convertible notes payable and accrued interest	(150,892)	—
Less: discount on noncurrent convertible notes payable		—
Noncurrent convertible notes payable, net of discount	$500,288	$—

The Company accrued interest in the amount of $33,660 during the nine months ended May 31, 2014.  This amount was unpaid as of May 31, 2014 and is included in convertible notes payable as of that date.  During the same period, the Company amortized $403,871 of the discount on convertible notes payable to interest expense.

During the nine months ended May 31, 2014, the holders of the Convertible Note Payable dated August 31, 2011 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions, as they occurred within the terms of the Convertible Notes Payable agreement.

Date	Amount Converted	Common Shares Issued	Unamortized Discount
October 1, 2013	$30,000	600,000	—
October 4, 2013	30,000	600,000	—
October 15, 2013	15,000	300,000	—
Total	$75,000	1,500,000	$—

During the nine months ended May 31, 2014, the holders of the Convertible Note Payable dated January 31, 2013, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.10 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the Convertible Notes Payable agreement.

Date	Amount Converted	Common Shares Issued	Unamortized Discount
October 8, 2013	$60,000	600,000	$21,805
Total	$60,000	600,000	$21,805

During the nine months ended May 31, 2014, the holders of the Convertible Note Payable dated May 31, 2013, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense.

Date	Amount Converted	Common Shares Issued	Unamortized Discount
December 2, 2013	$80,000	1,600,000	$67,263
January 20, 2014	40,000	800,000	36,004
January 29, 2014	40,000	800,000	36,929
February 11, 2014	22,780	455,600	20,259
Total	$182,780	3,655,600	$160,455

During the nine months ended May 31, 2014, the holders of the Convertible Note Payable dated August 31, 2013, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense.

Date	Amount Converted	Common Shares Issued	Unamortized Discount
March 14, 2014	$50,000	1,000,000	$30,865
March 21, 2014	50,000	1,000,000	46,357
April 14, 2014	50,000	1,000,000	45,389
May 20, 2014	50,000	1,000,000	44,674
Total	$200,000	4,000,000	$167,285

Note 6. Stockholders’ Equity

Common Stock

The Company has authorized 100,000,000 shares of $0.0001 par value common stock.  There were 24,989,939 and 15,234,339 shares of common stock outstanding as of May 31, 2014 and August 31, 2013, respectively.

During the nine months ended May 31, 2014 the company has issued shares of common stock as a result of the conversion of Convertible Note Payable, as detailed in the following table:

Date	Amount Converted	Common Shares Issued
October 1, 2013	30,000	600,000
October 4, 2013	30,000	600,000
October 8, 2013	60,000	600,000
October 15, 2013	15,000	300,000
December 2, 2013	80,000	1,600,000
January 20, 2014	40,000	800,000
January 29, 2014	40,000	800,000
February 11, 2014	22,780	455,600
March 14, 2014	50,000	1,000,000
March 21, 2014	50,000	1,000,000
April 14, 2014	50,000	1,000,000
May 20, 2014	50,000	1,000,000
Total	$517,780	9,755,600

On May 21, 2014, the Company entered into a Joint Venture Agreement (“GO JV Agreement”) with Great Outdoors, LLC (“GO”). Pursuant to the GO JV Agreement, the Company and GO created My Go Games LLC (“MGG”) to operate the joint venture. The purpose of the joint venture is to expand  upon the Company’s and GO’s existing games and develop and commercialize new games. MGG is owned by GO (80%) and the Company (20%). The GO JV Agreement calls for the Company and GO to enter into a member control agreement which permits the appointment of three governors of MGG, two to be appointed by GO and one to be appointed by the Company.

On April 30, 2014 the Company entered into a convertible note with GO for $150,000.  On May 27, 2014 the Company entered into a convertible note with GO for $500,000.  The Company then made an initial investment in MGG with this cash.  Per the Master Services Agreement MGG must pay all operating expenses for the Company.

Below is a simple balance sheet for MGG for the period ended May 31, 2014.  The company recorded 20% of the loss on this minority investment which totaled $2,072.

My Go Games, LLC
Balance Sheet
As of May 31, 2014

	Total
ASSETS
Cash		498,946.47
Total Assets		$498,946.47

LIABILITIES AND EQUITY
Accounts Payable (A/P)		10,558.69
Total Current Liabilities		$10,558.69
Long-Term Liabilities
Convertible Loan Payable		500,000.00
Total Long-Term Liabilities		$500,000.00
Total Liabilities		$510,558.69
Equity
Member Capital
GO, LLC Equity		500.00
Total Member Capital		$500.00
Retained Earnings
Net Income		-12,112.22
Total Equity	$	- 11,612.22
TOTAL LIABILITIES AND EQUITY		$498,946.47

Note 7. Related Parties

During the period ended May 31, 2014 the Company entered into multiple transactions with GO that have resulted in the two entities becoming related parties.  In April and May 2014, the Company entered into two convertible notes payable with GO totaling $650,000.  In May 2014, the Company and GO created MGG a joint venture company to continue developing and selling games.  The Company owns 20% of the JV company MGG while GO owns the remaining 80% (see Notes 6 and 9).

Note 8. Subsequent Events

On June 19, 2014, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Great Outdoors, LLC, a Delaware limited liability company (“GO”) and My GO Games, LLC, a Minnesota limited liability company (“MGG”), pursuant to which the Company issued 50,323,526 shares of its common stock (the “Exchange Shares”) for all of the issued and outstanding membership interests of MGG held by GO (the “Share Exchange”). Prior to the Share Exchange MGG was owned 20% by the Company and 80% by GO.

GO is owned 100% by Daniel Hammett, a director of the Company, and following the closing of the Share Exchange, the Company’s Chief Executive Officer.

Following the closing of the Share Exchange on June 19, 2014, MGG became a wholly-owned subsidiary of the Company and GO acquired 66.82% of the Company’s issued and outstanding shares of common stock.  The Share Exchange requires the Company to amend its articles of incorporation to (i) increase the total number of shares of common stock that the Company has authority to issue to 250,000,000 shares of common stock, par value $0.0001 (the “Authorized Share Increase”); (ii) change the name of the Company from “OBJ Enterprises, Inc.” to “MyGo Games Holding Co.” (the “Name Change”); and (iii) stagger positions on the Company’s Board of Directors into three classes, with the term of office of two director positions to expire at the annual meeting of shareholders next ensuing; another two director positions to expire one year after the annual meeting next ensuing; and another three director positions to expire two years after the annual meeting next ensuing (the “Staggered Board Approval”).

In connection with the Staggered Board Approval, any director appointed to fill a vacancy on the board by reason of death, resignation, removal from office, refusal to stand for re-election or otherwise shall be appointed for the remainder of the term of the class of the director they are appointed to replace. In the absence of a nomination for a successor at the end of a director’s term, the term of the then current director shall simply be extended for another full three-year term without further action being required.  Not more than one class of directors, being the class up for election at that year’s annual meeting, shall be subject to replacement by the shareholders during any single year. Any increase or decrease in the number of directors pursuant to the Company’s Articles of Incorporation or Bylaws shall be apportioned by resolution of the Company’s Board of Directors to be so apportioned among the director classes as to make all classes as nearly equal in number as possible. In no case will a decrease in the number of directors shorten the term of any incumbent director.

The Share Exchange also required the Company to amend its Bylaws to permit the Company’s Board of Directors to be not fewer than one nor more than ten directors and to consist of seven directors initially (the “Board Increase” and, collectively with the Authorized Share Increase, the Name Change and the Staggered Board Approval, the “Amendments”). The officers of the Company are authorized, each individually, to take any such actions that each deems appropriate, necessary or advisable to effect the above Amendments.

The Company’s Board of Directors recommended that its shareholders approve the Amendments and on June 23, 2014, GO, as the majority shareholder of the Company, executed a shareholder consent approving the Amendments.

In connection with the Share Exchange, the Company, GO and MGG entered into amended option agreements (the “Option Amendments”) with each of Daniel Hammett, Daniel Miller, and Paul Watson and certain employees of MGG that amended option agreements that MGG previously had entered into with each such persons.  Pursuant to each Option Amendment, in consideration for each such person’s continued employment at MGG, such person, the Company and MGG agreed that options to purchase membership interests of MGG were replaced with options to purchase shares of the Company’s shares of common stock at $0.05 per share (the “Company Options”).  Under these Company Options such persons have the right to acquire up to 82,660,000 shares of common stock of the Company.  None of the Company Options may be exercised until the Authorized Share Increase has become effective. The Company Options were issued pursuant to Section 4(a)(2) of the Securities Act based on representations of the holders of such options.

Following the Share Exchange with MGG and GO, on June 19, 2014, there were 75,313,465 shares of the Company’s common stock issued and outstanding and GO holds 66.82% of the issued and outstanding shares of Common Stock.  Further, pursuant to previously issued convertible notes of the Company, GO has the right to acquire an additional 13,000,000 shares of common stock in the Company.  If GO converted such convertible notes, GO would hold 71.70% of the Company’s issued and outstanding shares of common stock on an a partially-diluted basis.  Finally, Daniel Hammett, who is the controlling principal of GO, was also granted Company Options to purchase up to 30,000,000 shares of common stock of the Company.  If Mr. Hammett exercised such options, pursuant to his control of the shares of common stock held or acquirable by GO, Mr. Hammett would control 78.88% of the Company’s issued and outstanding shares of common stock on a partially-diluted basis.

On June 19, 2014, in connection with the Share Exchange, Paul Watson, the Company’s Chief Executive Officer and Secretary prior to consummation of the Share Exchange, resigned as Chief Executive Officer and Secretary of the Company.  Mr. Watson continues as the Company’s Chief Strategy Officer, President, Chief Financial Officer and Treasurer. In connection with the Share Exchange, on June 19, 2014, the Company’s Board of Directors appointed Daniel Hammett as Chief Executive Officer and Daniel Miller as Chief Operating Officer and Secretary.  Daniel Hammett is an equity owner of GO, Daniel Miller is the Chief Operating Officer of MGG.  Each of Mr. Hammett, Mr. Miller and Mr. Watson is a director of the Company and was a director at the time that the Company’s Board of Directors approved the Share Exchange.

On June 19, 2014, the Board recommended amendments to the Company Articles of Incorporation to effect the Authorized Share Increase, the Name Change and the Staggered Board Approval and the Board also recommended an amendment to the Company’s Bylaws to effect the Board Increase.  On June 23, 2014, stockholders of the Company approved the Amendments by written consent. In connection with the approval of the Amendments by written consent, the Company has filed a definitive Schedule 14C with the Commission on July 2, 2014, which more fully describes the Amendments. The Amendments will not go effective until twenty days after the mailing of a definitive Schedule 14C to the stockholders and approval of the Amendments by the Financial Industry Regulatory Authority.

On June 19, 2014, the Board of Directors of the Company amended the Company’s Bylaws to add certain officer positions to the Company and clarify the roles and duties of previously appointed officer positions of the Company.

Additional information about the Share Exchange is available on the Company’s report on Form 8-K, filed with the SEC on June 25, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements, please see “Cautionary Note Regarding Forward-Looking Statements” above.

Overview

We are a development stage company incorporated in the State of Florida on September 21, 2009, as a for-profit company, with an established fiscal year end of August 31. The original intent of the Company was to design a woman’s line of jeans branded as “Obscene Brand Jeans”.  In fiscal year 2011, the Company began to explore opportunities to diversify operations.  Management’s focus has been on opportunities in the online and social media industry, with specific focus on consumer gaming trends in order to develop online and mobile games through internal efforts, joint venture agreements and partnerships.  The Company continues to evaluate its branded jeans business and whether to abandon such efforts; currently, the Company allocates no resources to the branded jeans business.

Through our wholly owned subsidiaries, Novalon Technologies, LLC and My Go Games, LLC, the Company develops and publishes various online and mobile game titles.

Novalon Technologies

Novalon develops and publishes pay-to-play games sold through the Android and Apple marketplaces.

Novalon has two gaming applications available in the Android marketplace – Phantasmic and Creature Tavern – branded under the name Novalon Games.  In addition to the titles available for purchase, Novalon is developing, through a joint-venture agreement, the Android version of Bluff Wars and has an option to develop, market and distribute additional games with Bluff Wars, Inc.

My Go Games, LLC

My Go Games is a global, on-line and mobile game developer and publisher focused on free-to-play games.

MGG takes a proven formula combining (a) recognized branding and (b) enthusiast activities with low barriers to entry into a graphically rich massively multiplayer online (“MMO”) world, specifically crafted for various enthusiasts all over the globe. MGG develops and publishes exciting, intuitive, and fun games available to GO-gamers via PCs, mobile phones, tablets and other internet connectable devices.

MGG has launched GO Hunting:  Archery Edition and GO Hunting Shooting Sports, which are available online and for mobile.  Currently, MGG is developing new games, including titles such as “GO Fishing”, “GO Volleyball”, “GO Skiing”, “GO Snowboarding”, “GO Surfing” and others.

How We Generate Revenue

We have pay-to-play and free-to-play games in our portfolio of gaming titles.  As a result, we generate revenue through various channels and mechanisms, namely: game sales; brand-partnerships & advertising; virtual currency and virtual item sales; and brand-partner product sales.

Game Sales

Pay-To-Play.  For our pay-to-play games, we generate revenue through the sale of the games to GO-gamers.  Generally, the cost of the games is less than $1, and we recognize revenue from the sale of the game ratably over the estimated average period that paying GO-gamers typically play our games (see Revenue Recognition), which are estimated to range from three to 24 months.  Upgraded editions or new level packages can be developed and sold to augment a legacy title that proves popular to continue monetization.

Free-to-Play.  For our free-to-play games, we operate our games as free downloadable games. We generate revenue primarily from the in-game sale of virtual currency and items to our GO-gamers and in-game advertising to our brand-partners.

Brand-Partnerships & Advertising

We generate a portion of our revenue from brand-partners who want to be featured in our games.  The revenue generated is part fixed and part variable; however, at this time, all revenue from brand-partnerships & advertising is a small overall contributor to our total revenue.

The fixed component of brand-partner revenue is paid upon signing of an initial agreement with a brand-partner.  As part of the agreement, the brand-partner will pay a fixed amount to remain featured in the game; the revenue is recognized ratably over the term of the agreement.

The variable component of brand-partner revenue results from the sale of Brand-Partner Product Sales (see below).

Virtual Currency & Virtual Items

In our games developed by MGG, we incorporate a virtual currency – GO Bucks – that can only be redeemed for virtual items within the game and cannot be withdrawn. At this time, virtual currency purchased in one of our games cannot be used in another of our games. Revenue from the sale of our virtual currency is not recognized until the GO-gamer purchases an item with the virtual currency.

Our GO-gamers can purchase virtual items, which enhance and expand their game experience. These virtual items include items such as extra lives and skill-enhancing boosters, as well as the ability to unlock additional game content. Our micro-transaction model includes multiple opportunities throughout gameplay for our GO-gamers to buy virtual items. A typical “consumable” virtual item is used immediately and revenue is recognized upon the consumption. We offer “durable” virtual items in some of our games. A GO-gamer can use these items over extended periods of gameplay, and they typically have a higher purchase price. Nearly all virtual items are purchased with GO Bucks.  Revenue from durable virtual items is recognized over the estimated life of a paying GO-gamer for the specific game, which is between three and 24 months. The majority of our sales of virtual items are consumable in nature, with durable goods making up a relatively small percentage of the total mix.

The platform provider used by or GO-gamers processes most virtual currency purchases. Nearly all purchases of virtual items are made through Apple’s iOS, Google’s Android, Amazon’s Kindle and Stripe platforms. These platforms typically charge us approximately 30% of the after-tax payments they collect, which reflects their normal terms of trade. We recognize the gross amount of these transactions as revenue and record a corresponding cost of revenue for the amount paid to our platform partners.

Brand-Partner Product Sales

We generate a portion of our revenue from brand-partners who want to be featured in our games.  The revenue generated is part fixed and part variable; however, at this time, all revenue from brand-partnerships & advertising is a small overall contributor to our total revenue.

The variable component of brand-partner revenue results from the sale of a brand-partner’s products that are featured in our game or games.  Our GO-gamers are provided the ability to use real products virtually in our games; as a result, some GO-gamers choose to purchase the product from our brand-partners.  When a purchase is made from a brand-partner by a GO-Gamer, we receive a referral fee or commission from the brand-partner.  Revenue from the real product sale is recognized upon finalization of the product sale to the GO-gamer and recognized by us immediately.

Factors Affecting Our Performance

Studio and Game Development

We have invested in expanding our game studios across the United States and abroad as well as our technical and creative teams. We plan to continue to invest in our existing game studios, while creating additional studio capacity so that we can continue to develop new game IPs, operate existing titles and release new titles on an ongoing basis.  Our ability to hire quality engineering, technical and creative staff will be important for successful new game launches and to sustain our profitability.

Content Development: New Game Launches and Franchise Expansion

We have built a unique and differentiated model for developing and scaling our games. Our future revenue will depend on our ability to continue to efficiently develop and launch high-quality titles that become and remain popular, while expanding our existing successful game franchises. The success and timing of our title and franchise developments could vary in the future, which may in turn impact our future financial performance on a quarterly or annual basis.

Our Technology Platform

We have developed a proprietary technology infrastructure that offers a unique gameplay for our GO-gamers, creates an integrated development and service platform for our game studios, and provides scalability and efficiency across our core operations. This infrastructure has been a critical factor in support of our GO-gamer growth and has allowed us to maintain robust service levels for our GO-gamers while scaling our operations. Our ability to expand and enhance our technology and infrastructure will determine the scale of operation we can support and the quality of service we are able to provide our GO-gamers, as well as the required level of capital investment in the future, which in turn may affect our future financial performance and profitability.

Distribution Platforms and GO-gamer Acquisition Channels

Our future success will depend on our ability to attract and retain brand-partners and GO-gamers and to provide our games on the most relevant platforms. To the extent that the way GO-gamers access and interact with our games changes, either through the introduction of new technologies, distribution platforms, or devices, or through changes to existing GO-gamer acquisition channels, the effectiveness and engagement with our games, as well as our ability to reach GO-gamers and potential GO-gamers, may vary, which may in turn affect our financial performance and future profitability.

Sustaining and Growing Our GO-gamer Network

We believe that building and sustaining a sizeable and loyal network of GO-gamers is critical to our future success, as the size of our GO-gamer network determines the maximum potential audience for the purchase of virtual items. The majority of our GO-gamer acquisition has been through unpaid channels. This allows us to achieve an attractive customer acquisition cost. Our ability to continue acquiring GO-gamers at attractive rates of return, sustain our current base of GO-gamers and maintain our network to enable cross-selling across our portfolio of games may change, which could in turn impact our financial performance.

Delivering GO-gamer Engagement

The ability of our games to engage and maintain the interest of our GO-gamers and encourage repeated play of not only a specific game, but our entire portfolio of games, on a regular basis, is critical to building a dynamic GO-gamer network that creates demand for the purchase of virtual items. The enduring quality of the games we develop, and our GO-gamers’ ability to access them on the most relevant platforms, may directly impact our GO-gamer engagement and in turn impact our financial performance.

Monetization

While GO-gamers are able to play most of our games for free, we generate the majority of our revenue from in-game sales of virtual currency and virtual items. Our ability to create engaging and relevant content and to offer virtual items, which enhance the GO-gamer experience, and therefore maintain or increase their propensity to purchase more, will be critical to our financial performance. Future monetization will therefore depend on the quality of the games we develop and distribute, and our ability to convert and retain GO-gamers as paying GO-gamers.

Share Exchange and Related Transactions

See Note 9 Subsequent Events regarding the Share Exchange.  Additional information about the Share Exchange is available on the Company’s report on Form 8-K, filed with the SEC on June 25, 2014.

Critical Accounting Policies

We prepare our financial statements in conformity with US GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with US GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended August 31, 2013 on Form 10-K.

Plan of Operations

As a result of the Share Exchange Agreement signed June 19, 2014 between the Company, Great Outdoors, LLC, and My GO Games, LLC (“MGG”), the Company owns 100% of MGG.

MGG takes a proven formula combining (a) recognized branding and (b) enthusiast activities with low barriers to entry into a graphically rich MMO world, specifically crafted for various enthusiasts all over the globe. MGG develops and publishes exciting, intuitive, and fun games available to GO-gamers via PCs, mobile phones, tablets or other internet connectable devices.

MGG has launched “GO Hunting:  Archery Edition” and “GO Hunting Shooting Sports,” which are available online and for mobile.

MGG leverages its brand-partners’ social media, online media, and traditional print, audio, and television media outlets via featured posts, messages and spots mentioning its games to provide the greatest probability for GO-gamer acquisitions.  This approach keeps GO-gamer acquisition cost to a minimum.  While other companies have leadership in the console game market for various enthusiast sporting games, MGG has signed contracts with significant brand-partners and with celebrities to drive customers to the MGG website and games.

In the next 12 months, the Company will augment its current game title portfolio by developing and commercializing new games, including “GO Fishing”, “GO Volleyball”, “GO Skiing”, “GO Snowboarding”, and “GO Surfing” for online and mobile platforms.

In addition to the aforementioned developments, the Company will continue to evaluate various partnerships and joint-ventures with various gaming developers and publishers on an ongoing basis.

Our management is actively hiring technical, account management, sales, and finance personnel and interns, primarily located at the Company’s recently opened office in Austin, Texas. Our new CEO, COO, and CSO/CFO will be responsible for implementing our business plan. We intend to hire additional employees, independent consultants and expand our brand-partnership program to further expand our sales, marketing and distribution activities.

Results of Operations

We incurred a net loss of $826,032 for the nine months ended May 31, 2014. During this period, net cash used by operations was $265,411. As of May 31, 2014, we had working capital deficit of $196,352.

We continue to rely on additional funding to address operating shortfalls and do not foresee a change in this situation in the immediate future. We cannot guarantee we will be successful in our business operations. Our business is subject to inherent risks, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. Our management will continue to attempt to secure financing through various means including borrowing and investment from institutions, strategic partners and private individuals, but there is no assurance additional capital will be available to the Company when needed or on acceptable terms.

Nine months ended May 31, 2014 compared to the nine months ended May 31, 2013.

Revenue
Revenue increased to $1,065 for the nine months ended May 31, 2014, compared to $0 for the nine months ended May 31, 2013. We began generating revenue from the sales of our games during the nine months ended May 31, 2014. No revenue was generated prior to that time.

General and Administrative Expenses
We recognized general and administrative expenses in the amount of $362,494 and $317,205 for the nine months ended May 31, 2014 and 2013, respectively. The increase was primarily due to an increase in costs associated with developing games for sale.

Loss from Operations
We recognized losses from operations of $361,429 and $317,205 for the nine months ended May 31, 2014 and 2013, respectively. The increase in the loss from operations was due to the increase in general and administrative expenses discussed above.

Interest Expense
Interest expense increased from $257,930 for the nine months ended May 31, 2013 to $437,531 for the nine months ended May 31, 2014. Interest expense for the nine months ended May 31, 2014 included amortization of discount on convertible notes payable in the amount of $403,871, compared to $185,270 for the comparable period of 2013. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss
We incurred a net loss of $826,032 for the nine months ended May 31, 2014 as compared to $575,135 for the comparable period of 2013. The increase in the net loss was primarily the result of the increase in general and administrative expenses discussed above.

Three months ended May 31, 2014 compared to the three months ended May 31, 2013.

Revenue
No revenue was recognized during the three months ended May 31, 2013 and $540 the same period in 2014.

General and Administrative Expenses
We recognized general and administrative expenses in the amount of $89,916 and $113,513 for the three months ended May 31, 2014 and ended 2013, respectively. This decrease is due primarily to decrease management fees due to terminating a former vendor relationship in the current quarter.

Loss from Operations
We recognized losses from operations of $89,376 and $113,513 for the three months ended May 31, 2014 and ended 2013, respectively. Again, this remains relatively unchanged.

Interest Expense
Interest expense increased from $58,222 for the three months ended May 31, 2013 to $198,604 for the three months ended May 31, 2014. This was mainly due to higher amortization of discounts on convertible debt payable.

Net Loss
We incurred a net loss of $290,052 for the three months ended May 31, 2014 as compared to $171,735 for the comparable period of 2013.  The increase in the net loss was primarily the result of the increase in interest expense.

Liquidity and Capital Resources

At May 31, 2014, we had cash on hand of $151,454.  The company has negative working capital of $196,352. Net cash used in operating activities for the nine months ended May 31, 2014 was $265,411.

Currently, we do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital through public or private financing as well as borrowings and other sources, in order to continue our operations. We believe we must raise an additional $750,000 to pay for expenses associated with our development over the next 18 months.  We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be hindered.

We intend to pursue capital through public or private financing as well as borrowings and other sources, in order to finance our businesses activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be hindered.

The Company currently has an off-balance sheet arrangement that will have or is reasonably likely to have a current or future effect on our financial condition or immediate access to capital.  See Off-Balance Sheet Arrangements below.

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

Off Balance Sheet Arrangements

The Company currently has an external source of liquidity or off-balance sheet arrangement that will have or is reasonably likely to have a current or future effect on our financial condition or immediate access to capital.  Through our Master Services Agreement with MGG, the Company has secured payment of all operating expenses for the Company.  MGG was recently capitalized with $500,000 by the Company to operate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.
As of May 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of May 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management, including our principal executive officer and principal financial officer do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 21, 2014, Daniel Hammett and Great Outdoors, LLC commenced an action against iEntertainment Network, Inc. in the United States District Court, Eastern District of North Carolina, Case No.: 4:14-cv-00044-BO alleging various causes of action arising out of Hammett’s separation from employment with iEntertainment Network, Inc. and a letter of intent between Great Outdoors, LLC and iEntertainment Network, Inc. related to a transaction that was never consummated; and seeking to rescind certain agreements with and enjoin certain conduct of iEntertainment Network, Inc.  Mr. Hammett subsequently became aware that on March 14, 2014, iEntertainment Network, Inc. commenced a lawsuit against Daniel Hammett and Great Outdoors, LLC in the United States District Court, Eastern District of North Carolina, Case No.: 5:14-cv-00157-BO alleging various causes of action arising out of Hammett’s employment with and separation from iEntertainment Network, Inc. and a letter of intent between Great Outdoors, LLC and iEntertainment Network, Inc. related to a transaction that was never consummated.   These two actions have been consolidated and are in the early stages of discovery.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended May 31, 2014, the company issued shares of common stock as a result of the conversion of Convertible Notes Payable. No additional consideration was paid in connection with the conversion of the Convertible Notes Payable and the Company did not receive any additional proceeds from such conversions.  The shares of common stock were issued pursuant to the exemptions from the registration requirements of the the Securities Act of 1933, as amended (the “Securities Act”) provided under Section 3(a)(9) of the Securities Act and/or Section 4(a)(2) of the Securities Act based on the representations of the holders of the Convertible Notes Payable to the Company of certain matters related to the conversions.

Date	Amount Converted	Common Shares Issued
October 1, 2013	$30,000	600,000
October 4, 2013	30,000	600,000
October 8, 2013	60,000	600,000
October 15, 2013	15,000	300,000
December 2, 2013	80,000	1,600,000
January 20, 2014	40,000	800,000
January 29, 2014	40,000	800,000
February 11, 2014	22,780	455,600
March 14, 2014	50,000	1,000,000
March 21, 2014	50,000	1,000,000
April 14, 2014	50,000	1,000,000
May 20, 2014	50,000	1,000,000
Total	$517,780	9,755,600

On April 30, 2014, we issued a 7% Series A Convertible Note (“April Note”) in the amount of $150,000 USD and on May 27, 2014, we issued a 7% Series A Convertible Note (“May Note” together with the April Note, the “Notes”) in the amount of $500,000 USD, in both cases to Great Outdoors, LLC (“GO”). The Notes are convertible at the option of GO into shares of common stock of the Company, and at GO’s (or any subsequent holder’s) option, accrued interest, on the earlier of: (i) May 1, 2015 in the case of the April Note and May 28, 2016 in the case of the May Note or (ii) any Change of Control Transaction (as described below), at a conversion price of $0.05 per share of Common Stock, subject to certain restrictions defined in the Note. A Change of Control Transaction is defined as (a) any sale of equity securities or securities convertible into equity securities of the Company in an amount greater than $150,000 in the case of the April Note and $500,000 in the case of the May Note; (b) the removal or demotion of Paul C. Watson from his current positions of President and Chief Executive Officer of the Company or the removal or demotion of any director or corporate officer appointed by Paul C. Watson without the express written approval of such removal or demotion by Paul C. Watson, (c) any merger, consolidation, statutory share exchange or acquisition transaction involving the Company or any material subsidiary of the Company; (d) any sale of substantially all of the assets of the Company or any material subsidiary of the Company; or (e) any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company unless, following the completion of such transaction, the then existing shareholders of Company own or control, directly or indirectly, at least 50% of the voting power or liquidation rights of Company or the successor of such merger, consolidation or statutory share exchange. The Notes were issued for cash payments in the amount of the principal of each note.  The Notes were issued pursuant to the exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act based on the representations of GO to the Company of certain matters related to the issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation 1
3.2	Amended and Restated Bylaws 3
3.3	Amended Articles of Incorporation dated June 27, 2012 2
4.1	Form of 7% Series A Convertible Notes with Great Outdoors dated April 30, 2014
4.2	Form of 7% Series A Convertible Notes with Great Outdoors dated May 27, 2014
10.1	Joint Venture Agreement with Great Outdoors, LLC dated May 21, 20144
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended4
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended4
32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20024
32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20024
101	XBRL Interactive data
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to Exhibit 3.1 to our Form S-1 filed with the Commission on April 14, 2010
(2) Incorporated by reference to Exhibit 3.3 to our Form 10-Q filed with the Commission on July 16, 2012
(3) Incorporated by reference to Exhibit 3.01 to our Form 8-K filed with the Commission on June 25, 2014
(4) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OBJ Enterprises, Inc.

Date: July 21, 2014	BY: /s/ Daniel Hammett
Daniel Hammett
Chief Executive Officer (Principal Executive Officer)

Date: July 21, 2014	BY: /s/ Paul Watson
Paul Watson
Chief Financial Officer (Principal Financial and Accounting Officer)