Form 10-K
period 2014-08-31
MyGO Games Holding Co.
filed 2014-12-16
CIK 1489256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________, 20__, to __________, 20__

Commission File Number
000-55080

MyGO Games Holding Co.
(formerly OBJ Enterprises, Inc.)
(Exact Name of Registrant as Specified in its Charter)

Florida	27-1070374
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

12708 Riata Vista Circle, Suite B-140
Austin, TX 78727
 (Address of Principal Executive Offices)

(832) 900-9366
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, February 28, 2014 was $20,989,939.

There were 78,259,933 shares of the Registrant’s common stock, $0.0001 par value, outstanding as of December 15, 2014.

MYGO GAMES HOLDING CO.
FORM 10-K TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 (collectively, “forward-looking statements”). Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve known and unknown risks, uncertainties and assumptions that are difficult to predict which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

•	risks related to our ability to continue as a going concern;
•	risks related to our limited operating history and face significant risks and challenges in fully implementing our business plan;
•	risks relate to our limited capital and need to raise additional funds;
•	risks related to our ability to successfully generate revenues and achieve profitability;
•	risks related to our ability to hire qualified programmers and other professionals to expand our business;
•	risks related to intense competition in our industry;
•	risks related to our ability to manage our growth;
•	risks related to our ability to maintain state of the art software;
•	risks related to our ability to effectively scale and adapt our technology;
•	risks related to capacity strength and infrastructure failures and security breaches;
•	risks related to our board of directors and independent oversight of management;
•	risks related to our acquisition activities;
•	risks related to our intellectual property rights; and
•	risks related to our common stock.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements, please see “Item 1A. Risk Factors” below in this Annual Report on Form 10-K. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We qualify all forward-looking statements in this Annual Report on Form 10-K with the foregoing cautionary statements.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “MGGH,” “we,” the “Company,” “our,” and “us” refers to MyGO Games Holding Co., a Florida corporation.

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

OVERVIEW

MyGO Games Holding Co. (the “Company”)(“MGGH”), a Florida corporation, was formed on September 21, 2009 (Date of Inception) as Obscene Jeans Corp. to design, develop, wholesale, market, distribute and sell a woman’s line of apparel using the name “Obscene Brand Jeans.” On July 27, 2012, the Company changed its name to OBJ Enterprises, Inc. (“OBJE”) and on June 23, 2014 changed its name to MyGO Games Holding Co.

On October 4, 2013, the Company purchased Street Source’s  interest in Novalon and Street Sources’s rights to 20% of the game and resulting profits from the Revised Joint Venture Agreement. As of the date of this report, Novalon’s brand name and intellectual property under Novalon Games are a wholly owned subsidiary of the Company. The Company paid a total of $25,000 to acquire this interest from Street Source, with $20,000 paid immediately and the remaining $5,000 paid upon the successful completion of the Creature Taverns game. This acquisition represented the acquisition of the remaining 20% of Novalon as the Company owned 80% under the Revised Joint Venture Agreement. This was an acquisition of a company controlled by the Company. No amounts were recognized on the balance sheet as a result of this acquisition as Novalon had no assets prior to the acquisition. In accordance with ASC 985-20-25-1, all costs incurred to establish technological feasibility of a computer software product to be sold are research and development costs. The costs to acquire Novalon were expensed as a loss on the acquisition of 20% of Novalon.

On March 11, 2014, our wholly-owned subsidiary, Novalon Technologies LLC (“Novalon”), entered into a Software and Development and License Agreement (the “Development Agreement”) with Corv Studios LLC. (“Corv”).

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

On May 21, 2014, we entered into a Joint Venture Agreement (“Agreement”) with Great Outdoors, LLC (“GO”). Pursuant to the Agreement, the Company and GO created My Go Games LLC (“MGG”) to operate the joint venture. The purpose of the joint venture was to expand upon the Company’s and GO’s existing games – “GO Hunting: Shooting Sports” and “GO Hunting: Archery Edition” - and develop and commercialize new games. MGG was owned by GO (80%) and the Company (20%). The Agreement called for the Company and GO to enter into a Member Control Agreement which permits the appointment of three governors, two to be appointed by GO and one to be appointed by the Company.

The Agreement granted the Company the right to acquire GO and MGG or their assets in exchange for an amount of shares of common stock equal to 80% of the post-issuance number of shares of the Company’s common stock.

On June 19, 2014, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Great Outdoors, LLC, a Delaware limited liability company (“GO”) and My GO Games, LLC, a Minnesota limited liability company (“MGG”), pursuant to which the Company originally issued 50,323,526 shares of its common stock adjusted down to 7,500,000 shares see further discussion below (the “Exchange Shares”) for all of the issued and outstanding membership interests of MGG held by GO (the “Share Exchange”).  GO is owned 100% by Daniel Hammett a former director of the Company and the Company’s former Chief Executive Officer.

Following the closing of the Share Exchange on June 19, 2014, MGG became a wholly-owned subsidiary of the Company and GO acquired 66.82% of the Company’s issued and outstanding shares of common stock.  The Share Exchange required the Company to amend its articles of incorporation to (i) increase the total number of shares of common stock that the Company had authority to issue to 250,000,000 shares of common stock, par value $0.0001 (the “Authorized Share Increase”); (ii) change the name of the Company from “OBJ Enterprises, Inc.” to “MyGO Games Holding Co.” (the “Name Change”); and (iii) stagger positions on the Company’s Board of Directors into three classes, with the term of office of two director positions to expire at the annual meeting of shareholders next ensuing; another two director positions to expire one year after the annual meeting next ensuing; and another three director positions to expire two years after the annual meeting next ensuing (the “Staggered Board Approval”).

The Company’s Board of Directors recommended that its shareholders approve the amendments to the articles and on June 23, 2014, GO, as the majority shareholder of the Company, executed a shareholder consent approving such amendments.  In connection with the approval of the amendments by written consent, the Company has filed a definitive Schedule 14C with the Commission on July 2, 2014, which more fully describes the amendments.

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

On June 19, 2014, in connection with the Share Exchange, Paul Watson, the Company’s Chief Executive Officer and Secretary prior to consummation of the Share Exchange, resigned as Chief Executive Officer and Secretary of the Company.  Mr. Watson continued as the Company’s Chief Strategy Officer, President, Chief Financial Officer and Treasurer. In connection with the Share Exchange, on June 19, 2014, the Company’s Board of Directors appointed Daniel Hammett as Chief Executive Officer and Daniel Miller as Chief Operating Officer and Secretary.

Additional information about the Share Exchange is available on the Company’s reports on Form 8-K, filed with the SEC on June 25, 2014 and November 5, 2014.

On September 4, 2014, Mr. Daniel Hammett delivered his resignation as a director of the Company.
On September 10, 2014, the Registrant's board of directors removed Mr. Hammett as Chairperson and Chief Executive Officer of the Company.  Mr. Hammett's removal was in relation to the disagreement with the Company over alleged violations of the Company's Code of Business and Ethical Conduct. Mr. Hammett disputed that the board of directors has taken valid action to remove him from his offices.

On September 10, 2014, the Company's board of directors removed Mr. Daniel Miller as Chief Operating Officer and Secretary of the Company.  Mr. Miller's removal was in relation to the disagreement with the Company over alleged violations of the Company's Code of Business and Ethical Conduct. The alleged violations have been the subject of an ongoing internal investigation by independent counsel hired by the Company. Mr. Miller disputed that the board of directors has taken valid action to remove him from his offices. Mr. Miller remains a director of the Company but has been asked by the remaining directors of the board of directors to resign that position, as a result of the alleged violations of the Company's Code of Business and Ethical Conduct.

On September 11, 2014 the Company filed suit against Mr. Hammett and Mr. Miller in the District Court of Travis County, Texas as a result of the internal investigation of the possible breaches of the Company's Code of Business and Ethical Conduct.

On October 30, 2014 the Company entered into a settlement agreement with Mr. Miller in relation to the disputes previously described.  The Company and Mr. Miller agreed to the following key points:

1)
Mr. Miller has agreed to resign all employment with the Company in exchange for the Company agreeing to pay Mr. Miller severance in an amount equal to the payroll rate Mr. Miller was paid prior to his resignation ($12,500 per month minus FICA and standard payroll tax withholdings), which shall be payable in accordance with the Company’s normal pay cycle up through November 30, 2014; the Company will further ensure no lapse in health insurance coverage for Mr. Miller through November 30, 2014;

2)	Mr. Miller has agreed to resign from the Board of Directors of the Company;

3)
Mr. Miller has agreed to release and forfeit all of his current option grants in the Company (22,500,000 stock options exercisable at $0.05 per share) in exchange for the Company issuing to Mr. Miller 1,250,000 stock options with an exercise price of $0.05 per shares exercisable for three years after the date of grant, with such options being fully vested and immediately exercisable, subject to applicable waiting periods prescribed by federal and state securities laws;

All liabilities related to this settlement have been accrued as of August 31, 2014.

For additional information on the above settlements is available on the Form 8-K’s filed with the SEC on November 5, 2014.

On October 31, 2014 the Company entered into a settlement agreement with Mr. Hammett and Great Outdoors, LLC (“Great Outdoors”) in relation to the disputes previously above.   The Company and Mr. Hammett agreed to the following key points:

1)
Mr. Hammett has agreed to resign all employment with the Company and MyGO Subsidiary and withdraw all objections to his resignation from the Board of Directors of the Company on September 4, 2014, in exchange for the Registrant and MyGO Subsidiary agreeing to pay Mr. Hammett $25,000 in one lump sum payment;

2)
Mr. Hammett has agreed for a period of one (1) year from the settlement effective date, that he will not operate, design, market, or otherwise work in the hunting games industry, either in his own name or in association with others. He further agrees that he will not offer his services as a consultant, employee, independent contractor or otherwise in the hunting games industry, whether directly or indirectly.

3)
Mr. Hammett and/or Great Outdoors shall release and forfeit back to the Company all common stock and all of the option rights of the Company afforded to them under Mr. Hammett’s employment agreement and the merger between the Company and Great Outdoors. In addition, the parties agreed to a post-closing adjustment to the share exchange agreement between the Parties dated June 19, 2014, (i) to adjust the purchase price from 50,323,526 shares of the Registrant to 7,500,000 shares of the Company, (ii) to amend the transfer of liabilities to include claims by Umur Ozal in the amount of $500,000 in principal, Shahid Ramzan in the amount of $100,000 in principal, and certain other Great Outdoors note holders who were sent note exchange agreements on June 20, 2014, totaling $400,000 in principal, and (iii) to amend the transfer of liabilities to include certain legal expenses incurred by Great Outdoors. Mr. Hammett further agrees to a prohibition on the sale of more than 750,000 shares per quarter for a period of eighteen months.

All liabilities related to this settlement have been accrued as of August 31, 2014.

As of August 31, 2014, we had minimal revenues. We have incurred losses since inception, have been issued a going concern opinion from our auditors and rely upon the sale of our securities to fund operations. As of August 31, 2014, we had $491,756 cash on hand. We believe that this cash will satisfy our operating requirements for less than three months.

Business Strategy

Through our wholly owned subsidiaries, Novalon Technologies, LLC and My Go Games, LLC, the Company develops and publishes various online and mobile applications.

Novalon Technologies

Novalon develops and publishes casual gaming and non-gaming applications sold through the Android and Apple marketplaces.

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

MGG takes a proven formula combining (a) recognized branding and (b) enthusiast activities with low barriers to entry into a graphically rich virtual world, specifically crafted for various enthusiasts all over the globe. MGG develops and publishes exciting, intuitive, and fun games available to MyGO Gamers via PCs, mobile phones, tablets and other internet connectable devices.

MGG has launched GO Hunting: Archery Edition and GO Hunting Shooting Sports, which are available online and for mobile. Currently, MGG is developing new games, including titles such as “GO Fishing”, “GO Volleyball”, “GO Skiing”, “GO Snowboarding”, “GO Surfing” and others.

Our current strategy for the remainder of 2014 and 2015 shall be the development and publishing of outdoor and sports enthusiast games under the MGG operating entity.  The initial game focus will be to build the GO Hunting franchise leveraging our brand partner channels, then expand into other outdoor and sports genres such as fishing and sports enthusiast networks.

SALES AND MARKETING STRATEGY

The world of video games is currently in a state of major transition. Traditional consoles games for Xbox, Playstation and Nintendo are losing market share to games designed to be played on smartphones, tablets and PCs. These are the gaming platforms of the future, and the transition represents a major growth opportunity for MGGH.

MGGH relies upon strategic relationships with merchandise brands, online marketers, content specific radio, highly-visible print and TV personalities to drive distribution of products developed by Novalon Games and MGG.

COMPETITION

The market for mobile application development is fragmented among many small companies and large, well established companies, such as Zynga, Inc., King Digital and Glu Mobile, Inc.

The success of Zynga, Inc. (NASDAQ: ZNGA) and other game developers indicates that the free-to-play model for social games can be successful. In seven and a half years, Zynga has risen from a startup to a leader in the gaming industry thanks to Facebook hits like FarmVille. In 2012, Zynga grew to more than 300 million active monthly users and earned profits between $152-162 million, according to ZNGA’s SEC filings.

Glu Mobile, Inc. (NADAQ: GLUU) is another leading publisher of mobile games for smartphone and tablet devices.  It’s recent success of the Kim Kardashian: Hollywood game and close competing game and franchise Deer Hunter serve as a close competitor to MGGH’s GO Hunting series.  As a benchmark, Deer Hunter’s daily active users for iOS were more than 300,000 with daily revenues at more than $35,000 in November 2014, according to Think Gaming, Inc.

By delivering better-designed and more immersive games, MGGH hopes to emulate Zynga’s and Glu’s success by targeting enthusiast players with branded mobile game content and leveraging branded online, social and celebrity networks.  MGGH will further utilize its subsidiaries and key brand partners to co-market and engage MyGO Gamers with mobile games that offer virtual and real product purchases as a key differentiator amongst its competitors.  MyGO Games’ strategy is to be the leader in brand incentivized games.

INTELLECTUAL PROPERTY

The MGGH business is based on the creation, acquisition, exploitation and protection of intellectual property. This intellectual property is in the form of software code, patented technology, and other technology and trade secrets that we use to develop our games and to make them run properly.

We develop products and services from intellectual properties we create or obtain through acquisitions. In addition, we obtain content and intellectual property through licenses and service agreements such as those with outdoors goods manufacturers. These agreements typically limit our use of the licensed rights in products for specific time periods. In addition, our products that play on mobile devices or other proprietary platforms may include technology that is owned by the device manufacturer and licensed non-exclusively to us for use. We also license technology from other providers. Our business is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms.

We actively engage in enforcement and other activities to protect our intellectual property. We typically own the copyright to our software code and content, as well as the brand or title name trademark under which our products are marketed. We register copyrights and trademarks in the United States and other countries as appropriate.

As with other forms of entertainment, our products are susceptible to unauthorized copying and piracy. We are actively engaged in enforcement and other activities to protect against unauthorized copying and piracy, including monitoring online channels for distribution of pirated copies, and participating in various industry-wide enforcement initiatives, education programs and legislative activity around the world.

SIGNIFICANT RELATIONSHIPS

Apple, Google and Other App Stores. We have agreements to distribute our mobile applications through distribution partners worldwide, including Apple and Google. Consumers download our applications for their mobile devices from third party-application storefronts. The distributor invoices the consumers a one-time fee if there is a cost to download the application. If the application is a “free-to-download” application, the distributor invoices the consumer for micro-transactions that are purchased by the consumer within the application. Our distribution agreements establish the fees to be retained by the distributor for distributing our applications. These arrangements are typically terminable on short notice. The agreements generally do not obligate the distributors to market or distribute any of our applications.

SEASONALITY

Our business is highly seasonal with the highest levels of consumer demand and a significant percentage of our sales occurring in the holiday season quarter ending in February and a seasonal low in sales volume in the quarter ending in August. Our results can also vary based on a number of factors, including release dates and consumer demand for our products.

GOVERNMENT REGULATION

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection and retention, content, advertising and information security have been adopted or are being considered for adoption by many countries throughout the world.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of August 31, 2014, we had four full-time employees and three officers.  Two officers resigned subsequent to year end.

ITEM 1A.       RISK FACTORS

Our ability to operate as a going concern is in doubt.

The audit opinion and notes that accompany our consolidated financial statements for the year ended August 31, 2014, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds.

We currently have only limited sources of revenue and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future business plan. Our plans for the long-term return to and continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable operations. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

We have limited capital and will need to raise additional capital in the future.

We do not currently have sufficient capital to fund both our continuing operations and our planned growth.  We will require additional capital to continue to grow our business via acquisitions.   We may be unable to obtain additional capital when required.  Future acquisitions and future business development activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means.  We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means.  If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders.  Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.  The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain financing may be impaired by such factors as the capital markets (both generally and in our industry in particular), our limited operating history, national unemployment rates and the departure of key employees.  Further, economic downturns will likely decrease our revenues may increase our requirements for capital.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

We have a limited operating history and face significant risks and challenges in fully implementing our business plan.

As a result of the Company’s limited operating history in the social networking and Internet field, you have limited knowledge to assess our current operations and the likelihood to achieve profitability.  The Company must successfully and timely market and sell its software products. Although the Company has very concrete and specific marketing and sales programs to be implemented, the Company cannot guarantee the success of such programs and alternately, more expensive marketing and sales programs may need to be implemented.  Additionally, although the Company believes that a strong market exists for the software products and social networks, the Company has conducted no scientific, reliable market surveys but has only performed its own research and due diligence to ascertain the viability of its websites.   A more scientific analysis could determine that the Company does not sufficient working capital to fully implement its business plan.

There can be no assurance that the Company will be able to successfully generate revenues or achieve profitability or positive cash flow.

The Company has no significant historical basis to assess how it might respond to competitive, economic, regulatory, or technological challenges.  The Company’s business must be considered in light of the risks and uncertainties frequently encountered by companies in the very early stages of operations, particularly companies that operate in new and rapidly developing industries and marketplaces.  The Company’s failure to adequately address these risks and uncertainties and rapidly respond to adverse developments as they occur could materially impact the Company’s ability to achieve profitability and, if profitability is achieved, to sustain a level of operations that will cause profitability to be sustained.

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon such factors as our ability to develop and market our subscription sales, product sales and advertising revenues.  Based upon current plans, we expect to incur operating losses in future periods because we expect to incur expenses that will exceed revenues for an unknown period of time. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future.  Further, we may incur significant losses and there can be no assurance that we will be able to reverse this trend.

We intend to hire programmers and other professionals as our business expands.

Although the Company intends to hire numerous people to implement the business of the Company, there is no assurance that the Company will hire the right people or that future changes will not have to be made to find the right people to implement the Company’s business strategy.  There is no assurance that the Company’s business strategy or marketing plans will achieve success. We will also face intense competition from our competitors to hire the most qualified programmers, which could result is us not being able to hire qualified programmers and not being able to implement our business strategy.

Our market is highly competitive and developing. We may be unable to compete successfully against existing and future competitors. If we do not deliver successful products and services, or if consumers prefer our competitors’ products or services over our own, our operating results could suffer.

The market for our services is highly competitive and barriers to entry in the market are relatively low. Existing or future competitors may develop or offer services that are comparable or superior to ours which could cause our customers to stop using our services or put pressure on us to decrease our prices. If our current or potential customers, who use our websites, choose to use these websites rather than ours, demand for our services could decline and our revenues could be reduced.. Our inability to compete successfully against present or future competitors could materially adversely affect our business, results of operations, financial condition and liquidity.

Our operating results will be adversely affected if we do not consistently meet our product development schedules

Our business is seasonal with the highest levels of consumer demand and a significant percentage of our sales occurring in the quarter ending in February and a seasonal low in sales volume in the quarter ending in August. While our sales generally follow this seasonal trend, there can be no assurance that this trend will continue. If we miss key selling periods for products, for any reason, including product delays, product cancellations, or delayed introduction of a new platform for which we have developed products, our sales are likely to suffer significantly. In the future, any failure to meet anticipated production or release schedules would likely result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development and/or marketing expenses, harm our profitability, and cause our operating results to be materially different than anticipated.

Our business is dependent on the success and availability of devices manufactured by third parties, as well as our ability to develop commercially successful products and services for these devices.

The success of our business is driven in part by the commercial success and adequate supply of mobile phones and tablets manufactured by third parties. Our success also depends on our ability to accurately predict which platforms will be successful in the marketplace and our ability to develop commercially successful products and services for these platforms. We must make product development decisions and commit significant resources well in advance of anticipated platform release dates and may incur significant expense to adjust our product portfolio and development efforts in response to changing consumer platform preferences. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market products or services on certain platforms. A platform for which we are developing products and services may not succeed to the extent expected or new platforms may take market share and game software consumers away from platforms for which we have devoted significant resources. If consumer demand for the platforms for which we are developing products and services is lower than our expectations, we may be unable to fully recover the investments we have made in developing our products and services, and our financial performance will be harmed. Alternatively, a platform for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.

If we release defective products or services, our operating results could suffer.

Products and services such as ours are extremely complex software programs, and are difficult to develop and distribute. We have quality controls in place to detect defects in our products and services before they are released. Nonetheless, these quality controls are subject to human error, overriding, and reasonable resource constraints. Therefore, these quality controls and preventative measures may not be effective in detecting defects in our products and services before they have been released into the marketplace. In such an event, we could be required to or may find it necessary to voluntarily recall a product or suspend the availability of the product or service, which could significantly harm our business and operating results.

Our business is subject to increasing regulation and the adoption of proposed legislation we oppose could negatively impact our business.

Legislation is continually being introduced in the United States and other countries to mandate rating requirements or set other restrictions on the advertisement or distribution of entertainment software based on content. In the United States, most courts, including the United States Supreme Court, that have ruled on such legislation have ruled in a manner favorable to the interactive entertainment industry. Some foreign countries have adopted ratings regulations and certain countries allow government censorship of entertainment software products. Adoption of government ratings system or restrictions on distribution of entertainment software based on content could harm our business by limiting the products we are able to offer to our customers and compliance with new and possibly inconsistent regulations for different territories could be costly or delay the release of our products.

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection and retention, content, advertising and information security have been adopted or are being considered for adoption by many countries throughout the world. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business

We may not be able to successfully manage our growth, which could lead to our inability to implement our business plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have a small number of executive officers, employees and advisors. Further, as we enter into various contracts or other transactions, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of websites we operate increases. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

We need to maintain state of the art software and websites.

Website and Internet technologies are constantly changing. In order for us to remain competitive we must continue to develop and or utilize state of the art software. We must also continue to upgrade our websites to provide visitors to our websites with an educational and rewarding experience. If the software and technologies used in our websites should fall behind, the success of our business could be materially adversely affected.

We may not timely and effectively scale and adapt our technology and network infrastructure to ensure that our websites are accessible within an acceptable load time.

 A key element to our growth potential is the ability of our users, (including anyone who visits our websites regardless of whether or not they are a customer) enterprises and professional organizations in all geographies to access our website within acceptable load times. This is called website performance. We may experience website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our websites simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the performance of our websites, especially during peak usage times and as our solutions become more complex and our user traffic increases.

If our websites are unavailable when users attempt to access them or do not load as quickly as they expect, users may seek other websites to obtain the information for which they are looking, and may not return to our websites as often in the future, if at all. This will negatively impact our ability to attract customers, enterprises and professional organizations and increase engagement on our websites. We expect to make significant investments to maintain and improve website performance and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

Capacity constraints, systems failures or breaches of our network security could materially and adversely affect our business.

We will generate revenue from subscription services, product sales and advertising revenue.  As a result, our operations depend on our ability to maintain and protect our computer systems. Any system failure, including network, software or hardware failure that causes interruption or an increase in response time of our services, could substantially decrease usage of our services and could reduce the attractiveness of our services to both our customers and professionals. An increase in the volume of queries conducted through our services could strain the capacity of the software or hardware we employ. This could lead to slower response times or system failures and prevent users from accessing our websites for extended periods of time, thereby decreasing usage and attractiveness of our services. Our operations are dependent in part on our ability to protect our operating systems against power loss, telecommunications failures, network, hardware or software failures, physical and electronic break-ins, hacker attacks, computer viruses or worms, and similar events. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our services, which could materially impair or prohibit our ability to provide our services and significantly impact our business.

Additionally, overall Internet usage could decline if any well-publicized compromise of security occurs or if there is a perceived lack of security of personal and corporate information that is stored within our systems.  Despite our implementation of firewalls, switchgear and other network security measures, our websites, servers, databases and other systems may be vulnerable to computer hackers, physical or electronic break-ins, sabotage, computer viruses, worms and similar disruptions from unauthorized tampering with our computer systems. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

To date, we have only one independent director, and stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

We have only one independent director to evaluate our decisions and have not adopted corporate governance measures or committees. Although not required by rules or regulations currently applicable to us, corporate governance measures such as the presence of independent directors, or the establishment of an audit and other independent committees of our Board of Directors, would be beneficial to our stockholders. We do not presently maintain any of these protections for our stockholders. It is possible that if our Board of Directors included more independent directors and if we were to adopt corporate governance measures, stockholders would benefit from greater assurance that decisions were being made with impartiality by directors and that policies had been implemented to define conduct of our management and board members. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our officers and recommendations for director nominees may be made by existing members of the Board of Directors, who may have a direct interest in the outcome.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

We may acquire or make investments in complementary companies, services and technologies in the future. We have not made any acquisitions or investments to date, and therefore our ability as an organization to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets;

•	potential write-offs of acquired assets;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs; and

•	delays in customer purchases due to uncertainty.

In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

Risks Related to Our Intellectual Property

We are vulnerable to intellectual property infringement claims brought against us.

Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content or brand names do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we were found to have infringed the intellectual property rights of a third party, we could be liable to that party for license fees, royalty payments, lost profits or other damages, and the owner of the intellectual property might be able to obtain injunctive relief to prevent us from using the technology or software in the future. If the amounts of these payments were significant or we were prevented from incorporating certain technology or software into our products, our business could be significantly harmed. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. As a result, due to the diversion of management time, the expense required to defend against any claim and the potential liability associated with any lawsuit, any significant litigation could significantly harm our business, financial condition and results of operations.

If we fail to establish, maintain and enforce intellectual property rights with respect to our technology and/or licensed technology, our financial condition, results of operations and business could be negatively impacted.

Our ability to establish, maintain and enforce intellectual property rights with respect to our technology will be a significant factor in determining our future financial and operating performance. We seek to protect our intellectual property rights by relying on a combination of trade secret and copyright laws. We also use confidentiality and other provisions in our agreements that restrict access to and disclosure of its confidential know-how and trade secrets.

 We seek to protect our technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow us to prohibit others from using independently developed technology that are similar. If competitors develop knowledge substantially equivalent or superior to our trade secrets and technical know-how, or gain access to our knowledge through other means such as observation of our technology that embodies trade secrets at customer sites which we do not control, the value of our trade secrets and technical know-how would be diminished.

While we strive to maintain systems and procedures to protect the confidentiality and security of our trade secrets and technical know-how, these systems and procedures may fail to provide an adequate degree of protection. For example, although we generally enter into agreements with our employees, consultants, advisors, and strategic partners restricting the disclosure and use of trade secrets, technical know-how and confidential information, we cannot provide any assurance that these agreements will be sufficient to prevent unauthorized use or disclosure.

While we are not currently aware of any infringement or other violation of our intellectual property rights, monitoring and policing unauthorized use and disclosure of intellectual property is difficult. If we learned that a third party was in fact infringing or otherwise violating our intellectual property, we may need to enforce our intellectual property rights through litigation. Litigation relating to our intellectual property may not prove successful and might result in substantial costs and diversion of resources and management attention.

We may face claims that we are violating the intellectual property rights of others.

Although we are not aware of any potential violations of others’ intellectual property rights, we may face claims, including from direct competitors, other companies, scientists or research universities, asserting that our technology or the commercial use of such technology infringes or otherwise violates the intellectual property rights of others. We cannot be certain that our technologies and processes do not violate the intellectual property rights of others. If our market profile grows we could become increasingly subject to such claims.

If we were found to be infringing or otherwise violating the intellectual property rights of others, we could face significant costs to implement work-around methods, and we cannot provide any assurance that any such work-around would be available or technically equivalent to our potential technology. In such cases, we might need to license a third party’s intellectual property, although any required license might not be available on acceptable terms, or at all. If we are unable to work around such infringement or obtain a license on acceptable terms, we might face substantial monetary judgments against us or an injunction against continuing to use or license such technology, which might cause us to cease operations.

In addition, even if we are not infringing or otherwise violating the intellectual property rights of others, we could nonetheless incur substantial costs in defending ourselves in suits brought against us for alleged infringement. Also, if we are to enter into a license agreement in the future and it provides that we will defend and indemnify our customer licensees for claims against them relating to any alleged infringement of the intellectual property rights of third parties in connection with such customer licensees’ use of such technologies, we may incur substantial costs defending and indemnifying any customer licensees to the extent they are subject to these types of claims. Such suits, even if without merit, would likely require our management team to dedicate substantial time to addressing the issues presented. Any party bringing claims might have greater resources than we do, which could potentially lead to us settling claims against which we might otherwise prevail on the merits.

RISKS RELATED TO OUR COMMON STOCK

There presently is a limited market for our common stock, and the price of our common stock is volatile.

Our common stock is currently quoted on OTC Bulletin Board. We have a very limited trading history. If a market for our common stock ever develops, there can be no assurance that the market can be sustained.  There is and could be volatility in the volume and market price of our common stock. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to our industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Our stockholders could sell substantial amounts of common stock in the public market, including shares upon the expiration of any statutory holding period under Rule 144 of the Securities Act of 1933 (the “Securities Act”), if available, or upon trading limitation periods. Such volume could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to secure additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

If a market for our common stock does not develop, our stockholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance that a more liquid market will develop. If a liquid market does not develop for our shares, it will be difficult for stockholders to sell their stock.  In such a case, stockholders may find that they are unable to achieve benefits from their investment.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders.  Further, any such issuance may result in a change in our control.

We have never paid cash dividends and do not intend to do so.

We have never declared or paid cash dividends on our common stock.  We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends.  Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.

We may be subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations that generally define a “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock may be deemed a “penny stock” and be subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market of penny stocks.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict persons from participating in a distribution of a penny stock, under certain circumstances, if the SEC finds that such a restriction would be in the public

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of developmental stage companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies.  Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock.  Further, many brokers charge higher transactional fees for penny stock transactions.  As a result, fewer broker-dealers may be willing to make a market in our common stock, which may limit your ability to buy and sell our stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          DESCRIPTION OF PROPERTY

Our business office is located at 12708 Riata Vista Circle, Suite B-140 Austin, TX 78727. We have signed a 3 year lease.  The space is approximately 3,225 square feet.  The monthly payments are as follows:

Months 1-12 = $4,035.00
Months 13 - 24 = $4,169.50
Months 25 - 36 = $4,304.00

ITEM 3.          LEGAL PROCEEDINGS

On March 21, 2014, Daniel Hammett and Great Outdoors, LLC commenced an action against iEntertainment Network, Inc. in the United States District Court, Eastern District of North Carolina, Case No.: 4:14-cv-00044-BO alleging various causes of action arising out of Hammett’s separation from employment with iEntertainment Network, Inc. and a letter of intent between Great Outdoors, LLC and iEntertainment Network, Inc. related to a transaction that was never consummated; and seeking to rescind certain agreements with and enjoin certain conduct of iEntertainment Network, Inc.  Mr. Hammett subsequently became aware that on March 14, 2014, iEntertainment Network, Inc. commenced a lawsuit against Daniel Hammett and Great Outdoors, LLC in the United States District Court, Eastern District of North Carolina, Case No.: 5:14-cv-00157-BO alleging various causes of action arising out of Hammett’s employment with and separation from iEntertainment Network, Inc. and a letter of intent between Great Outdoors, LLC and iEntertainment Network, Inc. related to a transaction that was never consummated.   These two actions were consolidated. Subsequently, in August of 2014, iEntertainment amended its complaint to bring My Go Games LLC into the action as additional defendant to iEntertainement’s causes of action. In November 2014, My Go Games, LLC settled the cause of action filed against it by iEntertainment Network, Inc.. As a result of the settlement, the Company is not restricted by iENT from marketing, selling or licensing its own version of an outdoor hunting themed online game.

On September 11, 2014, the Corporation filed Cause No. D-1-GN-14-003406 – MyGO Games Holding, Co. and My Go Games, LLC, v. Daniel Hammett and Daniel Miller – in the District Court of Travis County, Texas, 98th Judicial District (the “Litigation”).  The Litigation arose from the previously disclosed investigation of possible breaches of the Corporation’s Code of Business and Ethical Conduct by Mr. Hammett, a former director and officer of the Registrant, and Mr. Miller, a current director (who has been asked to resign) and former officer of the Registrant.  The Registrant continues to investigate the possible breaches of the Registrant’s Code of Business and Ethical Conduct by Mr. Hammett and Mr. Miller and may amend its pleadings, during or at the completion of its investigation. Mr. Hammett disputes that he has resigned as a director of the Corporation or that proper corporate action has been taken to remove him from his executive offices of the Corporation.  Mr. Miller disputes that proper corporate actions has been taken to remove him from his executive officers of the Corporation. Both Mr. Hammett and Mr. Miller dispute that they committed any violations of the Corporation’s Code of Business and Ethical Conduct.

On October 30, 2014 the Company entered into a settlement agreement with Mr. Miller in relation to the disputes previously described and dismissed the lawsuit against Mr. Miller, as described above under Item 1. Business.

On October 31, 2014 the Company entered into a settlement agreement with Mr. Hammett and Great Outdoors, LLC (“Great Outdoors”) in relation to the disputes previously described and dismissed the lawsuit against Mr. Hammett, as described above under Item 1. Business:

ITEM 4.          MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “OBJE” in January 2011.  On July 28, 2014 the Company began trading under the symbol “MYGG”.  The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.   There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended August 31, 2014
Quarter ended August 31, 2014	$0.18	$0.06
Quarter ended May 31, 2014	$0.20	$0.04
Quarter ended February 28, 2014	$0.38	$0.11
Quarter ended November 30, 2013	$0.48	$0.25

Fiscal Year Ended August 31, 2013
Quarter ended August 31, 2013	$0.57	$0.43
Quarter ended May 31, 2013	$0.82	$0.61
Quarter ended February 29, 2013	$1.24	$0.80
Quarter ended November 30, 2012	$2.50	$0.77

HOLDERS

As of the date of this filing, there were seven holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of August 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	30,160,000	—	5,100,000

Total	30,160,000	—	5,100,000

In August 2011, the Company approved its 2011 Equity Incentive Plan (the “Plan”). The Plan allows the Company to issue up to 6,000,000 shares of its common stock, warrants, options, preferred stock or any combination thereof. The Company registered with the Securities and Exchange Commission (“SEC”) 6,000,000 shares of its common stock to be issued under the Plan.

During the period ended August 31, 2014 stock options were issued to newly hired employees and officers.  The options granted were not granted under any stock option plan including the above.  These options totaled 30,160,000.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

RECENT SALES OF UNREGISTERED SECURITIES

Other than as noted below, all unregistered issuances of securities of the Company were previously reported on Form 8-K.

On April 30, 2014 the Company entered into a convertible note with multiple investors for $241,500.  On May 27, 2014 the Company also entered into a convertible note with multiple investors for $808,500.  The convertible notes were issued pursuant to Section 4(a)(2) of the Securities Act based on representations of the holders of the notes.

During the year ended August 31, 2014, the holders of the Convertible Note Payable dated August 31, 2011 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.04 per share. The shares were issued pursuant to Section 3(a)(9) of the Securities Act.

Date	Amount Converted	Common Shares Issued	Unamortized Discount
October 1, 2013	$30,000	600,000	—
October 4, 2013	30,000	600,000	—
October 15, 2013	15,000	300,000	—
Total	$75,000	1,500,000	$—

During the year ended August 31, 2014, the holders of the Convertible Note Payable dated January 31, 2013, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.10 per share. The shares were issued pursuant to Section 3(a)(9) of the Securities Act.

Date	Amount Converted	Common Shares Issued	Unamortized Discount
October 8, 2013	$60,000	600,000	$21,805
Total	$60,000	600,000	$21,805

During the year ended August 31, 2014, the holders of the Convertible Note Payable dated May 31, 2013, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. The shares were issued pursuant to Section 3(a)(9) of the Securities Act.

Date	Amount Converted	Common Shares Issued	Unamortized Discount
December 2, 2013	$80,000	1,600,000	$67,263
January 20, 2014	40,000	800,000	36,004
January 29, 2014	40,000	800,000	36,929
February 11, 2014	22,780	455,600	20,259
Total	$182,780	3,655,600	$160,455

During the year ended August 31, 2014, the holders of the Convertible Note Payable dated August 31, 2013, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. The shares were issued pursuant to Section 3(a)(9) of the Securities Act.

Date	Amount Converted	Common Shares Issued	Unamortized Discount
March 14, 2014	$50,000	1,000,000	$30,865
March 21, 2014	50,000	1,000,000	46,357
April 14, 2014	50,000	1,000,000	44,969
May 20, 2014	50,000	1,000,000	43,784
July 11, 2014	147,323	2,946,468	123,110
Total	$347,323	6,946,468	$289,085

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

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

RESULTS OF OPERATIONS AND GOING CONCERN

We incurred a net loss of $2,375,275 for the year ended August 31, 2014, and had a working capital deficit of $1,445,527.  We anticipate having positive net income by Q3 of 2015.  Net cash used by operating activities for the year ended August 31, 2014 was $773,299.  These conditions create an uncertainty as to our ability to continue as a going concern.

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

We have not generated any significant levels of revenue from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must develop the business and marketing plan and execute the plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions and private individuals.

Since inception, the majority of our time has been spent refining our business plan and beginning development of our first game.

Results of operations for the year ended August 31, 2014 compared to the year ended August 31, 2013

General and Administrative Expenses

General and administrative expenses increased in the year ended August 31, 2014 as compared to the year ended August 31, 2013 from $295,534 to $1,187,941. Included in general and administrative expense for the year ended August 31, 2014 professional fees in the amount of $337,118, compared to expense of $109,324 for the year ended August 31, 2013. The primary reason for the increase in general and administrative expense was that the Company increased spending for the recent acquisition of the joint venture company MGG.  The professional fees increased substantially due to increased legal, accounting, investor relations, and transfer agent activity.  Payroll expense for the year ended August 31, 2014 and 2013, totaled $415,651 and Nil respectively.  This is due to the joint venture and subsequent acquisition of the MGG joint venture.  The Company started ramping up their operations and hired 4 officers and 4 employees to move the company forward and out of the development stage.

Loss from Operations

The Company’s operating loss for the year ended August 31, 2014 increased by $1,256,916 to $1,709,950 compared to the same period of 2013 of $453,034 is due to the increase in general and administrative expenses described above. This is also due to increased expenditures on game development totaling $175,278 for the period ended August 31, 2014 compared to nil in the same period 2013.  The Company also had a non-cash stock based compensation expense due to the issuance of stock options to its employees and officers in the offer letters and contracts.  These option were valued using the Black Scholes model and the subsequent non-cash stock based compensation expense for August 31, 2014 was $309,601, there were no stock options granted for the year ended August 31, 2013.

Interest expense

We incurred interest expense of $665,449 for the year ended August 31, 2014 compared to $407,267 for the comparable period of 2013. Interest expense includes stated interest on convertible notes payable and amortization of discounts on convertible notes payable. Included in interest expense for the years ended August 31, 2014 and 2013 is amortization of discounts on convertible notes in the amounts of $568,945 and $373,900, respectively.

Net Loss

We recognized a net loss of $2,375,275 for the year ended August 31, 2014 as compared to a loss of $860,301 for the same period of 2013.  The increase in net loss is primarily attributable to the increase in general and administrative, game development, stock based compensation and amortization of discounts on convertible notes.

PLAN OF OPERATIONS

We do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital to continue our operations. We began to generate modest revenue after the end of the period covered by this report; however, we do not expect that those revenues will be adequate to fund our operations in the near term. We anticipate needing a anywhere from $1M-$2.5M for our current operations depending on the level of activity. Currently available cash is not sufficient to allow us to fully fund our operations. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

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

How We Intend to Generate Revenue

We have pay-to-play and free-to-play games in our portfolio of gaming applications.  As a result, we generate revenue through various channels and mechanisms, namely: game sales; brand-partnerships & advertising; virtual currency and virtual item sales; and brand-partner product sales.

Game Sales

Pay-To-Play.  For our pay-to-play games, we generate revenue through the sale of the games to MyGO Gamers.  Generally, the cost of the games is less than $1.00, and we recognize revenue from the sale of the game at the time of purchase, however as the Company improves its tracking and analytics capabilities, the Company will transition to recognizing revenue ratably over the estimated average period MyGO Gamers typically play the purchased game (see Revenue Recognition), which is estimated to range from three to 24 months, depending on the title.  Upgraded editions or new level packages can be developed and sold to augment a legacy title that proves popular to continue monetization.

Free-to-Play.  For our free-to-play games, we operate our games as free downloadable games. We generate revenue primarily from the in-game sale of virtual currency and items to our MyGO Gamers and in-game advertising to our brand-partners.

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

Virtual Currency & Virtual Items

In our games developed by MGG, we incorporate a virtual currency – GO Bucks – that can only be redeemed for virtual items within the game and cannot be withdrawn. At this time, virtual currency purchased in one of our games cannot be used in another of our games. Revenue from the sale of our virtual currency is recognized at the time of purchase; however as the Company improves its tracking and analytics capabilities, the Company will transition to recognize revenue when the MyGO Gamer purchases an item with the virtual currency.

Our MyGO Gamers can purchase virtual items, which enhance and expand their game experience. These virtual items include items such as extra lives and skill-enhancing boosters, as well as the ability to unlock additional game content. Our micro-transaction model includes multiple opportunities throughout gameplay for our MyGO Gamers to buy virtual items. A typical “consumable” virtual item is used immediately. We offer “durable” virtual items in some of our games.  A MyGO Gamer can use these items over extended periods of gameplay, and they typically have a higher purchase price. Nearly all virtual items are purchased with GO Bucks.  The majority of our sales of virtual items are consumable in nature, with durable goods making up a relatively small percentage of the total mix.

The platform provider used by our MyGO Gamers processes most virtual currency purchases. Nearly all purchases of virtual items are made through Apple’s iOS, Google’s Android, Amazon’s Kindle and Stripe platforms. These platforms typically charge us approximately 30% of the after-tax payments they collect, which reflects their normal terms of trade.

Brand-Partner Product Sales

We generate a portion of our revenue from brand-partners who want to be featured in our games.  The revenue generated is part fixed and part variable; however, at this time, all revenue from brand-partnerships & advertising is a small overall contributor to our total revenue.

The variable component of brand-partner revenue results from the sale of a brand-partner’s products that are featured in our game or games.  Our MyGO Gamers are provided the ability to play with real-world products virtually in our games; as a result, some MyGO Gamers choose to purchase the real-world product from our brand-partners.  When a purchase is made from a brand-partner by a MyGO Gamer, we receive a referral fee or commission from the brand-partner.  Revenue from the real product sale is recognized upon finalization of the product sale to the MyGO Gamer and recognized by us immediately.

Factors Affecting Our Performance

Studio and Game Development

We have invested in expanding our operations within the United States and abroad. We plan to continue to invest in our existing game studios, while creating additional studio capacity so that we can continue to develop new game IPs, operate existing titles and release new titles on an ongoing basis.  Our ability to hire quality engineering, technical and creative staff will be important for successful new game launches and to sustain our profitability.

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

Our Technology Platform

We have developed a proprietary technology infrastructure that offers a unique gameplay for our MyGO Gamers, creates an integrated development and service platform for our game studios, and provides scalability and efficiency across our core operations. This infrastructure has been a critical factor in support of our MyGO Gamer growth and has allowed us to maintain robust service levels for our MyGO Gamers while scaling our operations. Our ability to expand and enhance our technology and infrastructure will determine the scale of operation we can support and the quality of service we are able to provide our MyGO Gamers, as well as the required level of capital investment in the future, which in turn may affect our future financial performance and profitability.

Distribution Platforms and MyGO Gamer Acquisition Channels

Our future success will depend on our ability to attract and retain brand-partners and MyGO Gamers and to provide our games on the most relevant platforms. To the extent that the way MyGO Gamers access and interact with our games changes, either through the introduction of new technologies, distribution platforms, or devices, or through changes to existing MyGO Gamer acquisition channels, the effectiveness and engagement with our games, as well as our ability to reach MyGO Gamers and potential MyGO Gamers, may vary, which may in turn affect our financial performance and future profitability.

Sustaining and Growing Our MyGO Gamer Network

We believe that building and sustaining a sizeable and loyal network of MyGO Gamers is critical to our future success, as the size of our MyGO Gamer network determines the maximum potential audience for the purchase of virtual items. The majority of our MyGO Gamer acquisition has been through unpaid channels. This allows us to achieve an attractive customer acquisition cost. Our ability to continue acquiring MyGO Gamers at attractive rates of return, sustain our current base of MyGO Gamers and maintain our network to enable cross-selling across our portfolio of games may change, which could in turn impact our financial performance.

Delivering MyGO Gamer Engagement

The ability of our games to engage and maintain the interest of our MyGO Gamers and encourage repeated play of not only a specific game, but our entire portfolio of games, on a regular basis, is critical to building a dynamic MyGO Gamer network that creates demand for the purchase of virtual items. The enduring quality of the games we develop, and our MyGO Gamers’ ability to access them on the most relevant platforms, may directly impact our MyGO Gamer engagement and in turn impact our financial performance.

Monetization

While MyGO Gamers are able to play most of our games for free, we generate the majority of our revenue from in-game sales of virtual currency and virtual items. Our ability to create engaging and relevant content and to offer virtual items, which enhance the MyGO Gamer experience, and therefore maintain or increase their propensity to purchase more, will be critical to our financial performance. Future monetization will therefore depend on the quality of the games we develop and distribute, and our ability to convert and retain MyGO Gamers as paying MyGO Gamers.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2014, we had yet to generate any revenues from our business operations.

We anticipate needing approximately $1,000,000 to $2,500,000 to fund our operations and to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and we have not entered into any agreements that would obligate a third party to provide us with capital.

Through August 31, 2014, we have incurred cumulative losses since inception of $5,410,162. We raised the cash amounts to be used in these activities from the sale of common stock and from working capital advances. We currently have negative working capital of $1,445,527.

As of August 31, 2014 we had 491,256 of cash on hand. This amount of cash will be adequate to fund our operations for less than three months.

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

Critical Accounting Policies and Estimates

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 3 of the notes to our financial statements for the year ended August 31, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

LOSS PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At August 31, 2014 the Company did not have any potentially dilutive common shares.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3:  Significant Accounting Polices:  Recent Accounting Standards” in Part II, Item 8 of this Form 10-K.

ITEM 7A.       Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.          Financial Statements

MyGO Games Holding Co.
(formerly OBJ Enterprises, Inc.)

Consolidated Financial Statements

August 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
MyGo Games Holding Co. f/k/a OBJ Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of MyGo Games Holding Co. and Subsidiary as of August 31, 2014 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MyGo Games Holding Co. and Subsidiary at August 31, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses of $2,375,275 and net cash used in operations of $773,299 for the year ended August 31, 2014 and the Company had a working capital deficit of $1,445,527 at August 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                 /s/ D’Arelli Pruzansky, P.A.
   Certified Public Accountants

Boca Raton, Florida
December 11, 2014

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
December 17, 2013

MYGO GAMES HOLDING CO.
Consolidated Balance Sheets

	August 31,
	2014	2013
Assets
Current assets:
Cash	$491,256	$75,190
Other current receivable	10,357	-
Total current assets	501,613	75,190
Other assets:
Prepaid expenses	30,829	-
Deposits	13,886	-
Total other assets	44,715	-

Fixed assets:
Office furniture and fixtures	12,388	-
Accumulated depreciation	(180)	-
Total fixed assets	12,208	-

Intangible assets	2,187,251	-
Accumulated amortization	(143,792)	-
Total intangible assets	2,043,459	-

TOTAL ASSETS	$2,601,995	$75,190

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$582,761	$92,381
Advances payable	633,160	—
Current portion of convertible notes payable, net of discount of $58,695 and $306, respectively	731,220	76,311
Total current liabilities	1,947,141	168,692

Convertible notes payable, net of discount of $149,386 and $521,630, respectively	840,479	41,642
Total liabilities	2,787,620	210,334
Stockholders’ deficit:
Common stock; $0.0001 par value; 250,000,000 shares authorized; 35,436,407 and 15,234,339 shares issued and outstanding at August 31, 2014 and 2013, respectively	2,904	1,523
Additional paid in capital	5,221,633	2,898,220
Accumulated deficit	(5,410,162)	(3,034,887)
Total stockholders’ deficit	(185,625)	(135,144)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,601,995	$75,190

The accompanying notes are an integral part of these consolidated financial statements.

MYGO GAMES HOLDING CO.
Consolidated Statement of Operations

	Year Ended August 31,
	2014	2013

REVENUE:
Revenue	$753	$-

OPERATING EXPENSE:

Game design	165,516	-
General and administrative	1,187,941	$295,534
Stock based compensation	309,601

Loss on acquisition of 20% of Novalon	25,000	-
Earnings in equity investment in joint venture	22,646	-
Impairment on investment in joint venture	-	157,500
	1,710,704	453,034

LOSS FROM OPERATIONS	(1,709,951)	(453,034)

Other income (expense), net
Interest income	31	-
Other income	94	-
Interest expense	(665,449)	(407,267)
	(665,324)	(407,267)

NET LOSS	$(2,375,275)	$(860,301)

Net loss per common share (basic and fully diluted)	$(0.10)	$(0.11)

Weighted average number of common shares outstanding - basic and fully diluted	23,204,835	7,860,789

The accompanying notes are an integral part of these consolidated financial statements.

MYGO GAMES HOLDING CO.
Consolidated Statement of Changes in Stockholders’ Deficit
For the years ended August 31, 2014 and 2013

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance, August 31, 2012	607,500	$61	$1,675,205	$(2,174,586)	$(499,320)
Shares issued for rounding in stock split	539	—	—	—	—
Issuance of common stock for conversion of note payable	14,626,300	1462	478,398	—	479,860
Beneficial conversion feature on convertible notes payable	—	—	744,617	—	744,619
Net Loss	—	—	—	(860,301)	(860,301)
Balance at August 31, 2013	15,234,339	1,523	2,898,220	(3,034,887)	(135,144)
Issuance of common stock for conversion of note payable	12,702,068	1,271	663,833	—	665,104
Beneficial conversion feature on convertible notes payable	—	—	255,089	—	255,089
Issuance of stock in acquisition	7,500,000	110	1,094,890		1,095,000
Stock based compensation			309,601		309,601
Net loss for the period	—	—	—	(2,375,275)	(2,375,275)
Balance, August 31, 2014	35,436,407	$2,904	$5,221,633	$(5,410,162)	$(185,625)

The accompanying notes are an integral part of these consolidated financial statements

MYGO GAMES HOLDING CO.
Consolidated Statement of Cash Flows

	Year Ended August 31,
	2014	2013
Operating activities
Net loss	$(2,375,275)	$(860,301)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible note payable	568,945	373,900
Amortization of intangible assets	143,972
Loss on acquisition of 20% of Novalon	25,000	—
Earnings in equity investment in joint venture	22,646
Stock based compensation	309,601
Changes in operating assets and liabilities:
Accounts receivable	(10,357)
Prepaid expenses	(30,829)	—
Security deposits	(13,886)
Accounts payable and accrued liabilities	490,380	61,327
Accrued interest payable	96,504	33,367
Net cash used by operating activities	(773,299)	(391,707)

Investing activities
Purchase of fixed assets	(12,388)	—
Investment in joint venture	(114,897)	—
Cash paid to acquire 20% of Novalon	(25,000)	—
Net cash used by investing activities	(152,285)	—

Financing activities
Proceeds from advances	533,160	464,245
Proceeds from notes	808,490	—
Net cash provided by financing activities	1,341,650	464,245

Net (decrease) increase in cash	416,066	72,538

Cash at beginning of period	75,190	2,652

Cash at end of period	$491,256	$75,190

Supplemental disclosures of cash flow information and non cash investing and financing activities:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Noncash investing and financing transactions:
Common stock issued for purchase of assets	$1,095,000	$—
Common stock issued for conversion of debt	$920,193	$477,745
Debt assumed for purchase of assets	$1,000,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

MYGO GAMES HOLDING CO.
Notes to Financial Statements
August 31, 2014

1. BACKGROUND INFORMATION

OBJ Enterprises, Inc. (the “Company”), a Florida corporation, was formed as Obscene Jeans Corp. to design, develop, wholesale, market, distribute and sell a woman’s line of apparel using the name “Obscene Brand Jeans.” On July 27, 2012, the Company changed its name to OBJ Enterprises, Inc. On June 27, 2014 the Company changed their name to MyGO Games Holding Co.

On May 9, 2012 (revised on June 9, 2012), the Company engaged Street Source, LLC to act as an independent gaming developer for the Company through a joint venture agreement. The primary focus of this partnership is to develop online and social games leveraging emerging consumer gaming portals; such as smart phones and mobile devices.  On May 21, 2013, the joint venture formed Novalon Technologies, LLC (“Novalon”) to act as the operating entity for the joint venture. The Company owned 80% of Novalon and Street Source, LLC retained a 20% ownership stake.

On October 4, 2013, the Company purchased Source Street’s interest in Novalon and Source Street’s rights to 20% of the game and resulting profits from the Revised Joint Venture Agreement. As of the date of this report, Novalon’s brand name and intellectual property under Novalon Games are a wholly owned subsidiary of the Company. The Company paid a total of $25,000 to acquire this interest from Source Street, with $20,000 paid immediately and the remaining $5,000 paid upon the successful completion of the Creature Taverns game. This acquisition represented the acquisition of the remaining 20% of Novalon as the Company owned 80% under the Revised Joint Venture Agreement. This was an acquisition of a company controlled by the Company. No amounts were recognized on the balance sheet as a result of this acquisition as Novalon had no assets prior to the acquisition. In accordance with ASC 985-20-25-1, all costs incurred to establish technological feasibility of a computer software product to be sold are research and development costs. The costs to acquire Novalon were expensed as a loss on the acquisition of 20% of Novalon. As of August 31, 2014, the assets acquired in this transaction are not considered to be core to the current business strategy.

On May 21, 2014, the Company entered into a Joint Venture Agreement (“Agreement”) with Great Outdoors, LLC (“GO”). Pursuant to the Agreement, the Company and GO created My Go Games LLC (“MGG”) to operate the joint venture. The purpose of the joint venture is to expand upon the Company’s and GO’s existing games – “GO Hunting: Shooting Sports” and “GO Hunting: Archery Edition” - and develop and commercialize new games. MGG is owned by GO (80%) and the Company (20%). The Agreement calls for the Company and GO to enter into a Member Control Agreement which permits the appointment of three governors, two to be appointed by GO and one to be appointed by the Company.

The Agreement grants the Company the right to acquire GO and MGG or their assets in exchange for an amount of shares of common stock equal to 80% of the post-issuance number of shares of the Company’s common stock.

On June 19, 2014 the Company completed the acquisition of MGG.  The original terms included the issuance of approximately 50 M shares of the Company’s stock to GO for the remaining 80% of the MGG.  This was subsequently reversed and a settlement between the Company, GO and Daniel Hammett was reached that included GO giving back the 50 M common shares and new 7.5 M shares were issued at a price of $0.146 per share.  The Company also assumed GO debt of $1 M.  See note 12 – subsequent events for further details. See Note 5 - Acquisition

2. GOING CONCERN

For the year ended August 31, 2014, the Company had a net loss of $2,375,275 and negative cash flow from operating activities of $773,299. As of August 31, 2014, the Company has negative working capital of $1,445,527.  The Company has emerged from the development stage, but is still ramping up production and sales.

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

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

Basis of Consolidation
The consolidated financial statements for the year ended August 31, 2014 include the operations of the Company and its wholly-owned subsidiary, My Go Games LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Research and development expenses - Expenditures for research and development of products are expensed as incurred.  There has been $165,516 of development costs incurred for the year ended August 31, 2014.

Common stock - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

Property and Equipment
Property and equipment is located at the Company's headquarters in Austin, TX and is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, beginning in the month after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Computer hardware	5 years
Computer software	3 years
Furniture and Office Equipment	5 years

Intangible assets - Below is a table identifying the intangible assets subject to amortization.  At August 31, 2014, management determined that the remaining net book value of its Intellectual property related to the My Go Games LLC acquisitions should be valued as follows:

Original values of Intangible assets
Purchased intangible assets	$2,187,251
Estimated future amortization (years)	3 years
Amortization to-date	$143,792

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually.  The Company recognizes an impairment loss when the sum of expected undiscounted future between the assets estimated fair value and its book value.  The Company did not record any impairment charge for the years ended August 31, 2014 and 2013.

Revenue recognition – We derive revenue from the sale of virtual goods to MyGO Gamers – individuals who play our online or mobile games - and from the sale of advertising within our online and mobile games to our brand-partners – companies who seek to have their products featured in online and mobile games.

Online and Mobile Games

Currently, we operate half of our games as live services that allow MyGO Gamers to initially download the game and play the game for free. Within these games, MyGO Gamers can purchase virtual currency to obtain virtual goods to enhance their game-playing experience. Primarily, MyGO Gamers pay for our virtual currency – GO Bucks – using payment methods such as credit cards or PayPal.  The other half of our games are available for download for approximately $1.00.  Revenue from payments for initial download is recognized as though the game is a durable good (discussed below).

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the MyGO Gamer; (3) the collection of our fees is reasonably assured; and (4) the amount of fees to be paid by the customer is fixed or determinable. For purposes of determining when the service has been provided to the MyGO Gamer, we have determined that an implied obligation exists to the paying MyGO Gamer to continue displaying the purchased virtual goods within the online game over their estimated life or until they are consumed. The proceeds from the sales of virtual goods are initially recorded in deferred revenue. We categorize our virtual goods as either consumable or durable. Consumable virtual goods, such as energy or ammo, represent goods that can be consumed by a specific MyGO Gamer action. Common characteristics of consumable goods may include virtual goods that are no longer displayed on the MyGO Gamer’s game board after a short period of time, do not provide the MyGO Gamer any continuing benefit following consumption or often times enable a MyGO Gamer to perform an in-game action immediately. For the sale of consumable virtual goods, we recognize revenue as the goods are consumed. Durable virtual goods, such as bows, rifles, or levels, represent virtual goods that are accessible to the MyGO Gamer over an extended period of time. We recognize revenue from the sale of durable virtual goods ratably over the estimated average playing period of paying MyGO Gamers for the applicable game, which represents our best estimate of the average life of our durable virtual goods. If we do not have the ability to differentiate revenue attributable to durable virtual goods from consumable virtual goods for a specific game, we recognize revenue from the sale of durable and consumable virtual goods for that game ratably over the estimated average period that paying MyGO Gamers typically play our games (as further discussed below), which are estimated to range from three to 24 months. Future paying MyGO Gamer usage patterns and behavior may differ from the historical usage patterns and therefore the estimated average playing periods may change in the future.

Currently, we have limited data to determine the consumption dates for our consumable virtual goods or to differentiate revenue attributable to durable virtual goods from consumable virtual goods. As we continue to improve our data capture capabilities, we will secure the necessary data for substantially all of our games, thus allowing us to recognize revenue related to consumable goods upon consumption. We expect that in future periods there will be changes in the mix of durable and consumable virtual goods sold, reduced virtual good sales in existing games, changes in estimates in average paying MyGO Gamer life and/or changes in our ability to make such estimates. When such changes occur, and in particular if more of our revenue in any period is derived from goods for which revenue is recognized over the estimated average playing period, or that period increases on average, the amount of revenue that we recognize in a future period may be reduced, perhaps significantly.

On a quarterly basis, we determine the estimated average playing period for paying MyGO Gamers by game beginning at the time of a MyGO Gamers’ first purchase in that game and ending on a date when that paying MyGO Gamer is no longer playing the game. To determine when paying MyGO Gamers are no longer playing a given game, we analyze monthly cohorts of paying MyGO Gamers for that game who made their first in-game payment between one and 12 months prior to the beginning of each quarter and determine whether each MyGO Gamer within the cohort is an active or inactive MyGO Gamer as of the date of our analysis. To determine which MyGO Gamers are inactive, we analyze the dates that each paying MyGO Gamer last logged into that game. We determine a paying MyGO Gamer to be inactive once they have reached a period of inactivity for which it is probable (defined as at least 80%) that a MyGO Gamer will not return to a specific game. For the payers deemed inactive as of our analysis date we analyze the dates they last logged into that game to determine the rate at which inactive MyGO Gamers stopped playing. Based on these dates we then project a date at which all paying MyGO Gamers for each monthly cohort are expected to cease playing our games. We then average the time periods from first purchase date and the date the last MyGO Gamer is expected to cease playing the game for each of the monthly cohorts to determine the total playing period for that game. To determine the estimated average playing period we then divide this total playing period by two. The use of this “average” approach assumes that paying MyGO Gamers become inactive at a relatively consistent rate for each of our games. If future data indicates paying MyGO Gamers do not become inactive at a relatively consistent rate, we will modify our calculations accordingly. If a new game is launched and only a limited period of paying MyGO Gamer data is available for our analysis, then we also consider other factors, such as the estimated average playing period for other recently launched games with similar characteristics, to determine the estimated average playing period.

Advertising Revenues and Costs – We have contractual relationships with our brand-partners for advertisements within our games. We recognize advertising revenue as advertisements are delivered to customers as long as evidence of the arrangement exists (executed contract), the price is fixed and determinable, and we have assessed collectability as reasonably assured. Certain branded virtual goods and sponsorships are deferred and recognized over the estimated average life of the branded virtual good or as the branded virtual good is consumed, similar to game revenue.  All arrangements directly between us and brand-partners are recognized gross equal to the price paid to us by the end advertiser since we are the primary obligor, and we determine the price.  The company recognized no advertising revenue and $31,305 of advertising costs for the year ended August 31, 2014. The Company recognized no advertising revenue and advertising costs of $30,221 for the year ended August 31, 2013.

Stock-Based Compensation - The Company follows the provisions of ASC 718, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company uses the Black-Sholes pricing model for determining the fair value of stock based compensation. The Company accounts for the non-employee share based awards in accordance with ASC Topic 505-50, Equity Based Payments to Non-Employees.

Income taxes -The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company has not yet filed any tax returns and believes that future tax positions taken will be highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. Since the Company has not yet filed any tax returns, as of August 31, 2014, all prior tax years are still subject to audit.

Earnings (Loss) Per Share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At August 31, 2014, the Company had 65,957,164 potentially dilutive common shares compared to 0 in the same period of 2013.

On November 13, 2012, the Company effected a one-for-40 reverse stock split.  All share and per share amounts have been retroactively restated to reflect the reverse split. This presentation is consistent with the guidance in ASC 260-10-55-12,Earnings Per Share, which requires retroactive restatement of earnings per share if a capital structure change due to a stock dividend, stock split or reverse split occurs after the date of the latest balance sheet, but before the release of the financial statements or the effective date of the registration statement, whichever is later.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of August 31, 2014 and 2013 and the years then ended on a recurring and nonrecurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02,Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

On October 4, 2013, the Company purchased Source Street’s interest in Novalon and Source Street’s rights to 20% of the game and profits that resulted from the Revised Joint Venture Agreement. The total consideration for the purchase was $25,000. This purchase price was written off in the year ended August 31, 2014.  The assets acquired from this purchase are not considered a core asset; therefore the focus of the Company is not here.

On July 20, 2013, the Company entered into a joint venture agreement (the “Agreement”) with Bluff Wars, Inc. (“BWI”) to develop the Android version of its existing game Bluff Wars. The purpose of the Agreement is to fund the development and launch of Bluff Wars within the Android marketplace. The Company funded the development of Bluff Wars (Android version) for $30,000 during the year ended August 31, 2014. This represented the Company’s full commitment under the Agreement. The Company also has the option to work further with developer Fangtooth Studios and BWI to market, design and distribute existing and planned games for online, social and mobile applications. The Company has also agreed to market the game and place it in the Google Play® platform. The Android version of the game was launched in September 2013. We began to generate revenue from the sale of the game at that time.

5. IMPAIRMENT

During the years ended August 31, 2014 and 2013, we recognized impairment of our investment in joint ventures in the amount of $Nil and $157,500, respectively. This represented a complete impairment of those investments due to the uncertainty about whether the carrying amount is recoverable. The joint ventures represent start-up operations without a track record of generating revenue or positive cash flow.

6.  ACQUISITIONS

Acquisition of My Go Games, LLC

On June 19, 2014, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Great Outdoors, LLC, a Delaware limited liability company (“GO”) and My GO Games, LLC, a Minnesota limited liability company (“MGG”), subsequently changed for a post-closing adjustment, pursuant to which the Company originally issued 50,323,526 shares of its common stock, adjusted down to 7,500,000 shares (see further discussion below), (the “Exchange Shares”) for all of the issued and outstanding membership interests of MGG held by GO (the “Share Exchange”). Prior to the Share Exchange MGG was owned 20% by the Company and 80% by GO.

GO is owned 100% by Daniel Hammett a former director of the Company and following the closing of the Share Exchange became the Company’s Chief Executive Officer removed on September 10, 2014.

Following the closing of the Share Exchange on June 19, 2014, MGG became a wholly-owned subsidiary of the Company.  The Share Exchange requires the Company to amend its articles of incorporation to (i) increase the total number of shares of common stock that the Company has authority to issue to 250,000,000 shares of common stock, par value $0.0001 (the “Authorized Share Increase”); (ii) change the name of the Company from “OBJ Enterprises, Inc.” to “MyGO Games Holding Co.” (the “Name Change”); and (iii) stagger positions on the Company’s Board of Directors into three classes, with the term of office of two director positions to expire at the annual meeting of shareholders next ensuing; another two director positions to expire one year after the annual meeting next ensuing; and another three director positions to expire two years after the annual meeting next ensuing (the “Staggered Board Approval”).

On October 31, 2014 the Company entered into an agreement with Mr. Hammett and Great Outdoors, LLC (“Great Outdoors”).   The Company and Mr. Hammett have agreed to the following revised acquisition terms:

The parties agreed to a post-closing adjustment to the share exchange agreement between the Parties dated June 19, 2014, (i) to adjust the purchase price from 50,323,526 shares of the Registrant to 7,500,000 shares of the Company, (ii) to amend the transfer of liabilities to include claims by Umur Ozal in the amount of $500,000 in principal, Shahid Ramzan in the amount of $100,000 in principal, and certain other Great Outdoors note holders who were sent note exchange agreements on June 20, 2014, totaling $400,000 in principal, and (iii) to amend the transfer of liabilities to include certain legal expenses incurred by Great Outdoors.  In addition Mr. Hammett has resign from the board of directors and employment with the Company and MGG.

(See Note 12 – Subsequent Events for more details).

The Company accounted for the acquisition utilizing the acquisition method of accounting in accordance with ASC 805 "Business Combinations".

The purchase price, not including acquisition costs paid by the Company that were expensed and totaled $92,118:

Original investment	$477,354
Stock issued	1,095,000
Convertible debt	1,000,000
Purchase price	$2,572,354

Assets Acquired:

Cash and receivables net of payables of $47,669	$385,103
Software and service contracts	2,187,251
Purchase price	$2,572,354

7.  INTANGIBLE ASSETS

Intangible assets consist of the following:

	August 31,
	2014	2013
Software and service contracts	$2,187,251	$-
Total intangible assets	$2,187,251	$-

The above assets were placed in service as of June 19, 2014; amortization of $143,792 was charged for the year then ended.  The Company will amortize the assets over a useful life of three years.  The Company determined that the future cash flows to be provided from these assets exceed the carrying amount as of August 31, 2014 and therefore determined that no impairment charge was necessary.

8. ACCOUNTS PAYABLE

The former service provider has notified the Company of a lawsuit filed over unpaid monies for services rendered.  As of the filing date of December 17, 2014 the Company has yet to be formally served.  The Company disagrees with the amounts owed, but has $196,278 accrued on the books until this matter is resolved.

9. ADVANCES FROM THIRD PARTIES

During the years ended August 31, 2014 and 2013, the Company received net, non-interest bearing advances from certain third parties totaling $533,160 and $464,245, respectively.  The Company also assumed a liability in the form of advance in the amount of $100,000 during the settlement with Great Outdoors (see Note 12 Subsequent Events).  This will be converted into convertible note in the first quarter of next year. No amounts were due under these advances as of August 31, 2014. These advances are not collateralized and are due on demand.

On September 4, 2012, the Company agreed with the lender to refinance a portion of these advances in the amount of $25,260 into a convertible promissory note. See Note 10.

On October 31, 2012, the Company agreed with the lender to refinance a portion of these advances in the amount of $52,600 into a convertible promissory note. See Note 10.

On January 31, 2013, the Company agreed with the lender to refinance a portion of these advances in the amount of $170,412 into a convertible promissory note. See Note 10.

On May 31, 2013, the Company agreed with the lender to refinance a portion of these advances in the amount of $172,450 into a convertible promissory note. See Note 10.

On August 31, 2013, the Company agreed with the lender to refinance a portion of these advances in the amount of $323,895 into a convertible promissory note. See Note 10.

On February 28, 2014, the Company agreed with the lender to refinance a portion of these advances in the amount of $158,490 into a convertible promissory note. See Note 10.

10. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of August 31, 2014 and August 31, 2012:

	August 31, 2014	August 31, 2013
Convertible note payable, dated August 31, 2011, bearing interest at 10% per annum, matures on August 31, 2013 and convertible into shares of common stock at $0.05 per share	—	19,468
Convertible note payable, dated January 31, 2013, bearing interest at 10% per annum, matures on January 31, 2015 and convertible into shares of common stock at $0.10	243	50,412
Convertible note payable, dated May 31, 2013, bearing interest at 10% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	—	172,450
Convertible note payable, dated August 31, 2013, bearing interest at 10% per annum, matures on August 31, 2015 and convertible into shares of common stock at $0.05	—	323,895
Convertible note payable, dated February 28, 2014, bearing interest at 10% per annum, matures on February 29, 2016 and convertible into shares of common stock at $0.05	158,490	—
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	50,000
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	25,000
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	25,000
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	50,000
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	91,500	—
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	8,500
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	25,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	200,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	25,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	75,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	100,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	100,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	25,000
Convertible note payable, dated February 28, 2014, bearing interest at 15% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	500,000	—
Accrued interest payable	71,047	73,664
Total convertible notes payable and accrued interest	1,779,780	639,889
Less: current portion of convertible notes payable and accrued interest net of current discount	(731,220)	(76,311)
Less: total discount on convertible notes payable	(208,081)	(521,936)
Noncurrent convertible notes payable, net of discount and purchase	$840,479	$41,642

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

On January 31, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $170,412 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on January 31, 2015. At August 31, 2013 this note had a principle balance of $50,412. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.10 per share. This note was fully converted in accordance with the terms of the agreement during the year ended August 31, 2014.

On May 31, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $172,450 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on May 31, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share. This note was fully converted in accordance with the terms of the agreement during the year ended August 31, 2014.

On August 31, 2013, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $323,895 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on August 31, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share. This note was fully converted in accordance with the terms of the agreement during the year ended August 31, 2014.

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

On April 30, 2014, the Company signed a Convertible Promissory Notes which refinanced non-interest bearing advances in the amount of $150,000 into a convertible note payable. The Convertible Promissory Note bears interest at 7% per annum and is payable along with accrued interest on May 31, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share.

On May 27, 2014, the Company signed a Convertible Promissory Notes which refinanced non-interest bearing advances in the amount of $500,000 into a convertible note payable. The Convertible Promissory Note bears interest at 7% per annum and is payable along with accrued interest on May 31, 2016. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share.

Subsequent to the year ended August 31, 2014 the company assumed convertible debts of GO due to various investors in the amount of $308,500.  The Convertible Promissory Note bears interest at 7% per annum and is payable along with accrued interest on May 31, 2016. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share.

Subsequent to the year ended August 31, 2014 the company assumed convertible debts of GO due to various investors in the amount of $91,500.  The Convertible Promissory Note bears interest at 7% per annum and is payable along with accrued interest on May 31, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share.

Subsequent to the year ended August 31, 2014 the company assumed convertible debts of GO due to Ozal in the amount of $500,000.  The Convertible Promissory Note bears interest at 10% per annum if paid back in cash and 15% if converted to stock. This note is payable along with accrued interest on May 31, 2016. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share.

The Company evaluated the terms of these note in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature in the amount of $25,260 on September 4, 2012, $52,600 on October 31, 2012, $170,413 on January 31, 2013, $172,450 on May 31, 2013, $323,895 on August 31, 2013, 158,490 on February 28, 2014, and 96,600 on April 30, 2014. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Note Payable. The discount to the Convertible Note Payable is being amortized to interest expense over the life of the note.

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrumentas it applies to the three notes listed above and concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the present value of the cash flow under the terms of each of the new instruments was less than 10% from the present value of the remaining cash flows under the terms of the original notes. No gain or loss on the modifications was required to be recognized.

During the year ended August 31, 2014, the holders of the Convertible Note Payable dated August 31, 2011, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. This note originally matured on August 31, 2013. There were no unamortized discounts on the principal converted below as all discounts had been fully amortized as of the original due date. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Number of Shares Issued
October 1, 2013	$30,000	600,000
October 4, 2013	30,000	600,000
October 15, 2013	15,000	300,000
Total	$75,000	1,500,000

During the year ended August 31, 2014, the holders of the Convertible Note Payable dated January 31, 2013, elected to convert principal and accrued interest in the amount of $60,000 into 600,000 shares of common stock at a rate of $0.10 per share. On the conversion date, the unamortized discount related to the principal amount converted of $21,805 was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Common Shares Issued	Unamortized Discount
October 8, 2013	$60,000	600,000	$21,805
Total	$60,000	600,000	$21,805

During the year ended August 31, 2014, the holders of the Convertible Note Payable dated May 31, 2013, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. This note originally matured on May 31, 2015. On the conversion date, the unamortized discount related to the principal amount converted of $160,455 was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
December 2, 2013	$80,000	1,600,000	$67,263
January 20, 2014	40,000	800,000	36,004
January 29, 2014	40,000	800,000	36,929
February 11, 2014	22,780	455,600	20,259
Total	$182,780	3,655,600	$160,455

During the year ended August 31, 2014, the holders of the Convertible Note Payable dated August 31, 2013, elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. This note originally matured on August 31, 2015. On the conversion date, the unamortized discount related to the principal amount converted of $289,085 was immediately amortized to interest expense.  No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
March 14, 2014	$500,000	1,000,000	$30,865
March 21, 2014	50,000	1,000,000	46,357
April14, 2014	50,000	1,000,000	44,969
May 20, 2014	50,000	1,000,000	43,784
July 11, 2014	147,323	2,946,468	123,110
Total	$347,232	6,946,468	$289,085

The Company accrued interest in the amount of $96,504 during the year ended August 31, 2014. As of August 31, 2014, accrued interest payable was $71,047 and is included in convertible notes payable as of that date. During the year ended August 31, 2014, discount on convertible notes payable in the amount of $568,945 was amortized to interest expense.

11. INCOME TAXES

The Company has not filed any tax returns establishing its tax net operating losses.  Exclusive of potential tax losses from years prior to August 31, 2012, the Company had net operating loss carry forwards for federal income tax purposes of approximately $2,100,000 at August 31, 2014, the unused portion of which expires in years August 31,2032 through August 31, 2034.  In the event of an ownership change, these losses may be limited in accordance with Internal Revenue Code Section 382 “IRC 382” which places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  The Company accounts for income taxes under Accounting Standards Codification 740, Income Taxes “ASC 740”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate for the period ended August 31, 2014:

August 31, 2014
Computed “expected” expense (benefit) – federal statutory rate	$(831,000)
State tax expense (benefit) – net of federal benefit	(83,000)
Amortization of debt discounts	219,000
Amortization of intangibles	55,000
Stock-based compensation	119,000
Change in valuation allowance	521,000
Effective expense (benefit)	-

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. The components of the net deferred tax assets for the year ended August 31, 2014 was as follows:

August 31, 2014
Net operating loss carry-forwards	$837,000
Less: Valuation allowance	(837,000)
Deferred tax assets, net of valuation allowance	$-

The Company has fully reserved the deferred tax asset due to substantial uncertainty regarding the realization of the tax assets in future periods. The valuation allowance was increased by $521,000 from the prior year.

There are no current or deferred income tax expense or benefit for the period ended August 31, 2013.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.  The items causing this difference are as follows:

Year ended August 31, 2013

Tax benefit at U.S. statutory rate	$301,000
Permanent differences – stock compensation	—
Valuation allowance	(301,000)
$—

The Company has net operating loss carryforwards of $2,100,000 which will begin expiring in 2026.

12. COMMON STOCK

On November 13, 2012, the Company effected a one-for-40 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

During the year ended August 31, 2014, the Company issued 12,702,068 shares of common stock for conversion of Convertible Notes Payable in the amount of $665,104. See Note 10.

13. SHARE - BASED PAYMENTS – EMPLOYEE SHARE OPTIONS

During the years ended August 31, 2014 and 2013, the Company expensed $309,601 and $nil, respectively, of share-based payments related to its Employee Share Option Plan (“Plan”).

During the year ended August 31, 2014 no stock options were exercised.  During the year ended August 31, 2013, no stock options were outstanding.

A summary of the status of the options issued below as at August 31, 2014 and 2013, and changes during the periods ended on those dates is presented below. These options were not issued under a stock option plan.
	Options	Weighted Average Exercise Price $
Balance outstanding August 31, 2013	-	-
Options granted	30,160,000	0.05
Balance outstanding August 31, 2014	30,160,000	0.05

Total intrinsic value of the above options on August 31, 2015 is $1,508,000.

As at August 31, 2014, the Company had stock options issued to directors, officers, employees and contractors of the Company outstanding as follows:

As at August 31, 2014
Grant Date	Options Issued	Exercise Price $	Vesting Terms	Expiration date
May 27, 2014	30,000,000	0.05	A	December 31, 2024
June 4, 2014	75,000	0.05	B	June 15, 2021
June 4, 2014	50,000	0.05	A	June 15, 2021
June 15, 2011	35,000	0.10	A	June 15, 2021
	30,160,000

A.	Options vest 1/3 on December 31, 2014, another 1/3 December 31, 2015 and the final 1/3 December 31, 2016.
B.	Options vest 100% on December 31, 2014.

The fair value of the options granted were measured based on the Black-Scholes Option Pricing Model.  The expected volatility is estimated by considering historic weighted average share price volatility.  The total fair value of the outstanding options is $1,410,370 of which $1,100,769 has not been recognized.

The inputs used in the measurement of fair value at the grant date of the share-based payments were as follows:

Grant Date	Fair Value at Grant Date	Share Price at Grant Date	Exercise Price	Expected Volatility (weighted average)	Expected Life (weighted average)	Expected Dividends	Risk Free Interest Rate
May 27, 2014	$0.049	$0.0501	$0.05	202%	5	-	2.82%
June 4, 2014	$0.078	$0.0788	$0.05	202%	5	-	2.82%
June 15, 2014	$0.155	$0.1550	$0.10	202%	5	-	2.82%

The following table summarizes the weighted average exercise price and the weighted average remaining contractual life of the options outstanding and exercisable at August 31, 2014:

Outstanding					Exercisable
Exercise Price $	Options Outstanding	Expiry date	Weighted Average Remaining Life (years)	Weighted Average Exercise Price $	Options Exercisable	Weighted Average Exercise Price $
$0.05	30,000,000	December 31, 2024	10.34	$0.05	-	-
$0.05	160,000	June 15, 2021	6.79	$0.061	-	-
	30,160,000				-	-

14. SUBSEQUENT EVENTS

On September 4, 2014, Mr. Daniel Hammett delivered his resignation as a director of the Company. Mr. Hammett delivered the resignation in writing and verbally to Mr. Paul Watson and Mr. Henry Gordon, directors of the Company acting on behalf of the board of directors.  Mr. Hammett has subsequently denied that he delivered a written resignation to the board of directors of the Company and disputed with the Company that he has resigned from its board of directors. Mr. Hammett's resignation is in relation to a disagreement between the Company and Mr. Hammett regarding alleged violations by Mr. Hammett of the Company’s Code of Business and Ethical Conduct. The alleged violations have been the subject of an ongoing internal investigation by independent counsel hired by the Company.

On September 10, 2014, the Registrant's board of directors removed Mr. Hammett as Chairperson and Chief Executive Officer of the Company.  Mr. Hammett's removal was in relation to the disagreement with the Company over alleged violations of the Company's Code of Business and Ethical Conduct. Mr. Hammett disputed that the board of directors has taken valid action to remove him from his offices.

On September 10, 2014, the Company's board of directors removed Mr. Daniel Miller as Chief Operating Officer and Secretary of the Company.  Mr. Miller's removal was in relation to the disagreement with the Company over alleged violations of the Company's Code of Business and Ethical Conduct. The alleged violations have been the subject of an ongoing internal investigation by independent counsel hired by the Company. Mr. Miller disputed that the board of directors has taken valid action to remove him from his offices. Mr. Miller remains a director of the Company but has been asked by the remaining directors of the board of directors to resign that position, as a result of the alleged violations of the Company's Code of Business and Ethical Conduct.

On September 11, 2014 the Company filed suit against Mr. Hammett and Mr. Miller in the District Court of Travis County, Texas as a result of the internal investigation of the possible breaches of the Company's Code of Business and Ethical Conduct.

On October 31, 2014 the Company entered into a settlement agreement with Mr. Hammett and Great Outdoors, LLC (“Great Outdoors”) in relation to the disputes previously above.   The Company and Mr. Hammett have agreed to the following key points:

1)
Mr. Hammett has agreed to resign all employment with the Company and MyGO Subsidiary and withdraw all objections to his resignation from the Board of Directors of the Company on September 4, 2014, in exchange for the Registrant and MyGO Subsidiary agreeing to pay Mr. Hammett $25,000 in one lump sum payment;

2)
Mr. Hammett has agreed for a period of one (1) year from the settlement effective date, that he will not operate, design, market, or otherwise work in the hunting games industry, either in his own name or in association with others. He further agrees that he will not offer his services as a consultant, employee, independent contractor or otherwise in the hunting games industry, whether directly or indirectly.

3)
Mr. Hammett and/or Great Outdoors shall release and forfeit back to the Company all common stock and all of the option rights of the Company afforded to them under Mr. Hammett’s employment agreement and the merger between the Company and Great Outdoors. In addition, the parties agreed to a post-closing adjustment to the share exchange agreement between the Parties dated June 19, 2014, (i) to adjust the purchase price from 50,323,526 shares of the Registrant to 7,500,000 shares of the Company, (ii) to amend the transfer of liabilities to include claims by Umur Ozal in the amount of $500,000 in principal, Shahid Ramzan in the amount of $100,000 in principal, and certain other Great Outdoors note holders who were sent note exchange agreements on June 20, 2014, totaling $400,000 in principal, and (iii) to amend the transfer of liabilities to include certain legal expenses incurred by Great Outdoors. Mr. Hammett further agrees to a prohibition on the sale of more than 750,000 shares per quarter for a period of eighteen months;

As of August 31, 2014 all settlement liabilities were accrued.

Also, on October 30, 2014 the Company entered into a settlement agreement with Mr. Miller in relation to the disputes previously described.  The Company and Mr. Miller have agreed to the following key points:

1)
Mr. Miller has agreed to resign all employment with the Company in exchange for the Company agreeing to pay Mr. Miller severance in an amount equal to the payroll rate Mr. Miller was paid prior to his resignation ($12,500 per month minus FICA and standard payroll tax withholdings), which shall be payable in accordance with the Company’s normal pay cycle up through November 30, 2014; the Company will further ensure no lapse in health insurance coverage for Mr. Miller through November 30, 2014;

2)	Mr. Miller has agreed to resign from the Board of Directors of the Company;

3)
Mr. Miller has agreed to release and forfeit all of his current option grants in the Company (22,500,000 stock options exercisable at $0.05 per share) in exchange for the Company issuing to Mr. Miller 1,250,000 stock options with an exercise price of $0.05 per shares exercisable for three years after the date of grant, with such options being fully vested and immediately exercisable, subject to applicable waiting periods prescribed by federal and state securities laws;

As of August 31, 2014 all settlement liabilities were accrued.

Ozal Settlement Agreement
On November 5, 2014, the Company and Umur Ozal, investor in GO, entered into a settlement agreement related to certain liabilities of Great Outdoors to Mr. Ozal under several notes purchased by Mr. Ozal from Great Outdoors totaling $500,000 to mature on May 30, 2015 and assumed by the Company on October 31, 2014 pursuant to its settlement with Mr. Hammett as described previously (the “Ozal Notes”).  Pursuant to the settlement, the Company issued Mr. Ozal 11,500,000 shares of common stock at $0.05 per share in exchange for Mr. Ozal releasing the Company from all obligations and liabilities due and owing under the Ozal Notes. The transaction resulted in the company recognizing $75,000 in interest expense.

Stock and Option Grants
On September 15, 2014, the Corporation authorized and issued 25,000,000 restricted shares of common stock in the Corporation to members of the Corporation’s advisory board and to certain non-executive employees of the Corporation.  The restricted common stock is subject to a vesting term of two years of service (as an advisory board member or employee, as the case may be), with 50% of the stock vested after year 1 and the other 50% after year two.  In the event the employee resigns or is removed from employment or the advisory board member resigns or is removed from the advisory board, they will forfeit any shares of common stock that have not vested. The holders of the restricted stock will have the right to direct the Corporation to vote their issued but unvested shares of common stock on any matters that come before the shareholders of the Corporation for which holders of common stock have the right to vote.  Restricted shares of common stock issued by the Company are valued using the Black-Scholes Option Pricing Model at the date of the grant and recognized in compensation expense over the term of two years of service.

On September 15, 2014, the Corporation authorized and issued options in the Corporation exercisable to acquire 30,730,000 shares of common stock in the Corporation. All of the options were granted to certain employees and consultants of the Corporation.  23,500,000 of the options vested immediately, have an exercise price of $0.05 per share of common stock and have a term of 10 years.  5,000,000 of the options vest on December 31, 2015, have an exercise price of $0.05 per share and a term of 10 years.  3,030,000 of the options vest in three equal tranches on December 31, 2014, 2015 and 2016, have an exercise price of $0.05 per shares and a term of 10 years.  200,000 of the options vest in three equal tranches on December 31, 2014, 2015 and 2016, have an exercise price of $0.10 per share and a term of 7 years.  All of the options were issued pursuant to Section 4(a)(2) of the Securities Act based on representations of the option holders to which such options were issued. The fair value of the options granted will be measured based on the Black-Scholes Option Pricing Model.  The expected volatility is estimated by considering historic weighted average share price volatility.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 15, 2014, the Board of Directors of the Corporation approved a resolution to change auditors from M&K CPAS, PLLC (“M&K”) to D’Arelli Pruzansky, P.A. (“D’Arelli”).  On September 19, 2014, the Corporation provided notice to M&K that the Corporation was dismissing M&K as the Corporation’s independent registered public accounting firm. The dismissal was recommended and approved by the Corporation’s board of directors.  The Corporation does not currently have a separately designated audit committee.

M&K’s report on the Corporation’s financial statements for the fiscal year ended August 31, 2013 contained a going concern qualification stating that there was substantial doubt about the Corporation’s ability to continue as a going concern.  Outside of the going concern qualification, the report did not contain any adverse opinion or disclaimer of opinions and was not qualified or modified as to uncertainty, audit scope or accounting principles.  M&K did not provide an audit report on the Corporation’s financial statements for the fiscal year ended August 31, 2012.

During the two most recent fiscal years and the subsequent interim period through September 15, 2014, there have been no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of M&K, would have caused it to make references to the subject matter of the disagreement(s) in connection with its reports on the Corporation’s consolidated financial statements for such years.

There have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) that have occurred during the two most recent fiscal years and the subsequent interim period through September 19, 2014.

Effective September 19, 2014 the Corporation, upon the recommendation of its board of directors, engaged D’Arelli as its principal independent registered public accountant.

During the Corporation’s two most recent fiscal years, outside of audit work conducted by D’Arelli regarding the Corporation’s acquisition of My Go Games, LLC in its role as the auditor of My Go Games, LLC, neither the Corporation nor anyone on its behalf has consulted with D’Arelli regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Corporation’s consolidated financial statements, nor did D’Arelli provide either a written report or oral advice that M&K concluded was as important factor considered by the Registrant in reaching a decision as to accounting, auditing or financial reporting issues, or (ii) any matter that was either the subject of a disagreement within the meaning of Item 304(a)(1)(iv) and the related instruction of Regulation S-K, or a reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Management conducted its evaluation based on the framework inInternal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at August 31, 2014, such disclosure controls and procedures were not effective.

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

We determined our disclosure controls and procedures were not effective based on the material weaknesses in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO.  Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of August 31, 2014 based on such criteria.

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

We have identified the following material weakness:

1.
As of August 31, 2014, the Board of Directors did not have any independent members and no director qualified as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of August 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors currently has one independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

3.	As of August 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, which provides that issuers that are not an “accelerated filer” or “large accelerated filer” are exempt from the requirement to provide an auditor attestation report.

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

1.
As of August 31, 2014, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

Part III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age and position of our officer and director is set forth below:

Name	Age	Position	Position Held Since
Henry Gordon 12708 Riata Vista Circle Suite #B-140 Austin TX 78727	41	Director	September 3, 2014

G. Jonathan Pina 12708 Riata Vista Circle Suite #B-140 Austin TX 78727	33	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	November 13, 2014

Paul Watson 12708 Riata Vista Circle Suite #B-140 Austin TX 78727	38	President; and Director of the registrant	November 2, 2011

Henry Gordon, Director

Henry Gordon has been an Investment Banking professional with a focus on Asian markets for the past 18 Years. He has worked in Sydney, Hong Kong, London and Singapore. Mr. Gordon is currently CEO of BTIG Singapore. Prior to that, he was Executive Director of Lehman Brothers, also in Singapore. Between 2003 and 2008, Mr Gordon traded Asian Equity at Hedge fund Peloton Partners in London and held various positions at both BNP Paribas and Credit Suisse. Mr Gordon started his career at Goldman Sachs JBWere in Sydney in 1996. Mr. Gordon has been an active investor in early stage technology focused companies and brings with him a very strong understanding of the Asian markets and investor base.

G. Jonathan Pina, CEO, CFO, Treasurer, Corporate Secretary, Director

Mr. Pina brings a wide range of finance, transaction and reporting experience. Mr. Pina has advised public and private companies of various sizes through strategic transactions and reorganizations. Prior to joining the Company, Mr. Pina was the Managing Partner and co-founder of Pimuro Capital Partners, a boutique financial advisory firm serving small-cap companies. Through his work with Pimuro, recently, Mr. Pina served as a consultant to First Titan Corp., an OTC listed oil and gas company, and subsequently served as a director and officer of First Titan Corp. from March 2014 to November 2014. From July 2011 to April 2013, Mr. Pina served as the Chief Financial Officer of Circle Star Energy Corp., an OTC listed oil and gas company with assets in Texas and Kansas. Prior to founding Pimuro, Mr. Pina led the Energy group at a boutique investment bank in Houston, Texas. Mr. Pina started his career in finance at Randall & Dewey (now, Jefferies' Energy Investment Banking Group).

Mr. Pina received his Bachelor of Arts degree from Rice University and his Master of Business Administration degree from the Jesse H. Jones Graduate School of Management at Rice University.

Paul Watson, President, Chief Marketing Officer, Director

A seasoned executive, Mr. Watson brings a wealth of experience in finance, corporate strategy and management to the Company. He began his career working with technology start-up companies as an advisor to the Houston Technology Center, developing business plans and raising funds for entrepreneurs. He then signed on with KPMG’s Corporate Finance team in China. While working in Asian markets, he put together growth capital deals ranging from $60-100 million, sourcing funds from strategic and financial investors to expand corporate market share and sales growth. In 2009, Watson founded Hermes Investment Group, a merchant bank and venture finance consortium serving clients in Asia and North America while focusing on emerging clean technology.

From 2005 through 2009, Mr. Watson served as a mergers and acquisitions advisor and private equity group manager for KPMG Financial Advisory Services in Shanghai, China. From 2009 he has served as Managing Director and Director of Hermes Investment Group, a seed and early-stage technology commercialization center and venture finance group with members in China, Mexico and the United States.. He is a graduate of the University of Houston Bauer College of Business with a Bachelor of Business Administration in Finance. He speaks English, Chinese and Spanish.

No Family Relationships or Arrangements

None of our executive officers or directors is related by blood, marriage or adoption to any other director or executive officer.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our executive officers and any other person, including directors, pursuant to which the executive officer was selected to serve as an executive officer.

Legal Proceedings

The Company is not aware of any material legal proceedings to which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than five percent of common stock of the Company, or any associate of any director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The Company is not aware of any of its directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

(f) Involvement in certain legal proceedings. Describe any of the following events that occurred during the past ten years and that are material to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the registrant:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii) Engaging in any type of business practice; or
(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
(i) Any Federal or State securities or commodities law or regulation; or
(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

OTHER DIRECTORSHIPS

Mr. Watson does not currently serve as an officer or director of any other companies.

Mr. Pina owns substantial holdings in SoHo Resource Holdings I, LLC and  SoHo Operating, LLC, which are energy related companies that own and operate onshore oil and gas interests in Texas.  Mr. Pina also owns substantial interest in Pimuro Capital Partners, LLC, an consulting and advisory firm that works with microcap and small cap companies.  In addition, Mr. Pina is the founder and a current director of The Foundation For A HŌM, a registered 501© 3 organization, whose mission is to support, educate, inspire and guide family leaders through the trials and triumphs of parenting and family life to build strong foundations for long lasting family well-being, through social interaction of like-minded individuals.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by our Board as a whole. Because we have only one independent director, our Board believes that the establishment of committees of the Board would not provide any benefits to the Company and would be considered more form than substance.

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

Our directors are not “audit committee financial experts” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

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

Our board of directors is comprised of Mr. Watson  and Mr. Pina who are both involved in our day to day operations.  We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors.  When the Company is able to expand our board of directors to include one or more independent directors, the Company intends to establish an Audit Committee of our board of directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our directors be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

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

Our Code of Business Conduct and Ethics is available on our website at http://mygogames.com/governance/.  We intend to disclose on our website any waiver from a provision of our Code of Business Conduct and Ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our Code of Business Conduct and Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires any person who is a director or executive officer of the Company or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, other than as provided below all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with:

Late or Missing Filings: None

ITEM 11.        EXECUTIVE COMPENSATION

Mr. Watson is paid $20,833 per month for his services to the Company. He does have a written employment agreement with the Company.  Mr. Watson also received  15,000,000 stock options exercisable into the Company’s common stock at $0.05.

Mr. Pina is paid $20,833 per month for his services to the Company.  The Company does have a written employment agreement with Mr. Pina. Mr. Pina also received 15,000,000 stock options exercisable into the Company’s common stock at $0.05.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended August 31, 2014, and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Paul Watson,	2014	62,500	—	—	734,756	—	—	—	$797,256
President, CEO, Chairman of the Board	2013	60,000	—	—	—	—	—	—	50,000
Daniel Miller	2014	37,900	—	—	—	—	—	12,500	50,400
Chief Operating Officer	2013	—	—	—	—	—	—	—

Daniel Miller was granted 1,250,000 options to purchase common shares of the Company at $0.05 per share and expire October 30, 2017.  These options are valued using the Black-Scholes Model.  The table below shows the inputs used in the calculation of fair value which was $54,519 and will be booked in the first quarter of the 2015 fiscal year.

OUTSTANDING EQUITY AWARDS AT AUGUST 31, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Paul Watson	0	15,000,000	0	0.05	12/31/2024	15,000,000	734,756	0	0
Daniel Miller	0	1,250000	0	0.05	10/30/2017	0	0	0	0
G. Jonathan Pina	0	15,000,000	0	0.05	12/31/2024	15,000,000	734,756	0	0

Grant Date	Fair Value at Grant Date	Share Price at Grant Date	Exercise Price	Expected Volatility (weighted average)	Expected Life (weighted average)	Expected Dividends	Risk Free Interest Rate
May 27, 2014	$0.049	$0.0501	$0.05	202%	5	-	2.82%
October 30, 2014	$0.046	$0.0501	$0.05	197%	3	-	2.82%
May 27, 2014	$0.049	$0.0501	$0.05	202%	5	-	2.82%

DIRECTOR COMPENSATION

In the fiscal year ended August 31, 2014, we had no non-executive directors. Mr. Gordon came onboard September 3, 2014.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of August 31, 2014, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective share.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Oxford Panama Holding Corp. Punta Paitilla Centro Comercial Bal Harbor, M-38 Panama	5,386,300	35%
Paul Watson	—	—%
G. Jonathan Pina	—	—%
Henry Gordon	—	—%
All directors and executive officers as a group (1 person)	—	—%

Mr. Pina and Mr. Watson each had 15,000,000 stock options outstanding as of August 31, 2014.  The options entitled each of them to purchase up to 15,000,000 common shares of the Company at $0.05 each and vest in 3even tranches the first vesting date is December 31, 2014 and then annually for the next 2 years.  The expiration date of these options is December 31, 2024.  At August 31, 2014 the intrinsic value of the above options was 1,500,000

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 19, 2014, OBJ Enterprises, Inc. (the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with Great Outdoors, LLC, a Delaware limited liability company (“GO”) and My GO Games, LLC, a Minnesota limited liability company (“MGG”), pursuant to which the Company issued 50,323,526 shares of its common stock (the “Exchange Shares”) for all of the issued and outstanding membership interests of MGG held by GO (the “Share Exchange”). Prior to the Share Exchange MGG was owned 20% by the Company and 80% by GO.

GO is owned 100% by Daniel Hammett a director of the Company at the time of the transaction.

DIRECTOR INDEPENDENCE

As of the date of the Annual Report, the Company has one independent director under the standards of the NYSE MKT Company Guide, Henry Gordon.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the year ended August 31, 2014 and 2013 we were billed $20,000 and $15,000, respectively by our accountants, D’Arelli Pruzansky, P.A. and M&K CPAs.   During the year ended August 31, 2013, we were billed by our accountants, Peter Messineo, CPA, approximately $7,250 for audit and review fees.

Tax Fees

During the years ended August 31, 2014 and 2013, we were billed by our accountants, D’Arelli Pruzansky and M&K CPAs approximately $0 and $0 for tax work.

All Other Fees

During the years ended August 31, 2014 and 2013, we were billed by our accountants, D’Arelli Pruzansky, P.A. and M&K CPAs and Peter Messineo, CPA, approximately $5,000 and $2,150 for other work.

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

Part IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Regulation Number	Exhibit

3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (2)
3.3	Amended Articles of Incorporation dated June 27, 2012 (4)
3.4	Amended Articles of Incorporation dated July 28, 2014 (5)
4.1	Form of 7% Series A Convertible Notes with Great Outdoors dated April 30, 2014(3)
4.2	Form of 7% Series A Convertible Notes with Great Outdoors dated May 27, 2014(3)
10.1	Joint Venture Agreement with Source Street, LLC (2)
10.2	Joint Venture Agreement with Great Outdoors, LLC(3)
10.3	Share Exchange Agreement with Great Outdoors, LLC (2)
10.4	Settlement Agreement with Daniel Miller (6)
10.5	Settlement Agreement with Daniel Hammett (7)
10.6	Addendum to Settlement Agreement with Daniel Hammett (7)
10.7	Settlement Agreement with Umur Ozal (7)
16.1	Letter Regarding Change in Certifying Accountants(8)
21.1	Subsidiaries of the Company
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer
101	XBRL Interactive Data Files
______________
(1) Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on April 14, 2010.
(2) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 25, 2014.
(3) Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on July 21, 2014
(4) Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on July 16, 2012
(5) Incorporated  by reference to our Form 8-K filed with the Securities and Exchange Commission on August 1, 2014
(6) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 5, 2014
(7) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 6, 2014
(8) Incorporated by reference to our Form 8-K /A filed with the Securities and Exchange Commission on October 16, 2014
To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MyGO Games Holding Co.

Dated: December 15, 2014	By:	/s/ G. Jonathan Pina
G. Jonathan Pina
Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer