Form 10-Q
period 2014-11-30
MyGO Games Holding Co.
filed 2015-01-20
CIK 1489256

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 000-55080

MyGO Games Holding Co.
(formerly OBJ Enterprises, Inc.)
 (Exact name of registrant as specified in its charter)

Florida	27-1070374
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

12708 Riata Vista Circle, Suite B-140 Austin, TX 78727	78727
(Address of principal executive offices)	(Zip code)

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

There were 46,936,407 shares of the Registrant’s common stock, $0.0001 par value, issued and outstanding as of January 20, 2015.

PART I — FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995  (collectively, “forward-looking statements”). Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve known and unknown risks, uncertainties and assumptions that are difficult to predict which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

·	risks related to our ability to continue as a going concern;
·	risks related to our limited operating history and face significant risks and challenges in fully implementing our business plan;
·	risks relate to our limited capital and need to raise additional funds;
·	risks related to our ability to successfully generate revenues and achieve profitability;
·	risks related to our ability to hire qualified programmers and other professionals to expand our business;
·	risks related to intense competition in our industry;
·	risks related to our ability to manage our growth;
·	risks related to our ability to maintain state of the art software;
·	risks related to our ability to effectively scale and adapt our technology;
·	risks related to capacity strength and infrastructure failures and security breaches;
·	risks related to our board of directors and independent oversight of management;
·	risks related to our acquisition activities;
·	risks related to our intellectual property rights; and
·	risks related to our common stock.

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

ITEM 1. FINANCIAL STATEMENTS

MYGO GAMES HOLDING CO.
CONSOLIDATED BALANCE SHEET

	November 30,	August 31,
	2014	2014
	(Unaudited)
Assets
Current assets:
Cash	$64,613	$491,256
Other current receivable	657	10,357
Total current assets	65,270	501,613
Other assets:
Prepaid expenses	41,992	30,829
Deposits	13,886	13,886
Total other assets	55,878	44,715

Fixed assets:
Office furniture and fixtures	12,388	12,388
Accumulated depreciation	(852)	(180)
Total fixed assets	11,536	12,208

Intangible assets	2,187,251	2,187,251
Accumulated amortization	(326,062)	(143,792)
Total intangible assets	1,861,189	2,043,459

TOTAL ASSETS	$1,993,873	$2,601,995

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$588,574	$582,761
Advances payable	258,185	633,160
Current portion of convertible notes payable, net of discount of $46,214 and $58,695, respectively	210,113	731,220
Total current liabilities	1,056,872	1,947,141

Convertible notes payable, net of discount of $467,245 and $149,386, respectively	1,039,466	840,479
Total liabilities	2,096,338	2,787,620
Stockholders’ deficit:
Common stock; $0.0001 par value; 250,000,000 shares authorized; 46,936,407 and 35,436,407 shares issued and outstanding at November 30, 2014 and August 31, 2014, respectively	4,694	2,904
Additional paid in capital	8,749,509	5,221,633
Accumulated deficit	(8,856,668)	(5,410,162)
Total stockholders’ deficit	(102,465)	(185,625)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,993,873	$2,601,995

The accompany notes are an integral part of these unaudited consolidated financial statements.

MYGO GAMES HOLDING CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three months ended November 30,
	2014	2013

REVENUE
Software Sales	$3,817	$525

GROSS PROFIT	3,817	525

OPERATING EXPENSES
Game design expense	90,057	—
General and administrative expenses	368,720	135,668
Compensation (stock based compensation $2,599,666 and $0 respectively)	2,858,675	—
Loss on acquisition of 20% of Novalon	—	25,000

LOSS FROM OPERATIONS	(3,313,635)	(160,143)

OTHER INCOME (EXPENSE)
Interest income	9	—
Interest expense	(132,881)	(58,475)

NET LOSS	$(3,446,507)	(218,618)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.09)	(0.01)

COMMON SHARES OUTSTANDING Weighted Average Basic and fully diluted	36,489,521	16,506,866

The accompany notes are an integral part of these unaudited consolidated financial statements.

MYGO GAMES HOLDING CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	Three months ended November 30,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(3,446,507)	$(218,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	—
Loss on acquisition of 20% of Novalon	—	25,000
Amortization of discount on convertible notes payable	49,623	45,407
Depreciation and amortization	182,943	—
Stock based compensation	2,599,666	—
Changes in operating assets and liabilities:
Other current receivable	9,700	(525)
Prepaid expenses	(11,164)
Accounts payable and accrued liabilities	5,813	46,120
Accrued interest payable	83,258	13,068
NET CASH USED IN OPERATING ACTIVITIES	(526,668)	(89,548)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire 20% of Novalon	—	(25,000)
NET CASH USED IN INVESTING ACTIVITIES	—	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	100,025	68,660
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,025	68,660

NET DECREASE IN CASH	(426,643)	(45,888)

CASH, at the beginning of the period	491,256	75,190

CASH, at the end of the period	$64,613	$29,302

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$475,000	$—
Amount of convertible notes converted into common stock	$575,000	$135,000

The accompany notes are an integral part of these unaudited consolidated financial statements.

MYGO GAMES HOLDING CO.

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

On May 21, 2014, the Company entered into a Joint Venture Agreement (“Agreement”) with Great Outdoors, LLC (“GO”). Pursuant to the Agreement, the Company and GO created My Go Games, LLC (“MGG”) to operate the joint venture. The purpose of the joint venture is to expand upon the Company’s and GO’s existing games – “GO Hunting: Shooting Sports” and “GO Hunting: Archery Edition” - and develop and commercialize new games. MGG was owned by GO (80%) and the Company (20%). The Agreement calls for the Company and GO to enter into a Member Control Agreement which permits the appointment of three governors, two to be appointed by GO and one to be appointed by the Company.

The Agreement grants the Company the right to acquire GO and MGG or their assets in exchange for an amount of shares of common stock equal to 80% of the post-issuance number of shares of the Company’s common stock.

On June 19, 2014 the Company completed the acquisition of MGG.  The original terms included the issuance of approximately 50 M shares of the Company’s stock to GO for the remaining 80% of the MGG.  This was subsequently reversed and a settlement between the Company, GO and Daniel Hammett was reached that included GO giving back the 50,000,000 common shares and new 7,500,000 shares were issued at a price of $0.146 per share.  The Company also assumed GO debt of $1,000,000.   See Note 5 - Acquisition

Note 2. Going Concern

For the quarter ended November 30, 2014, the Company had a net loss of $3,446,507 and negative cash flow from operating activities of $526,668. As of November 30, 2014, the Company has negative working capital of $991,602.  The Company has emerged from the development stage, but is still ramping up production and sales.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended August 31, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended November 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2015.

Basis of Consolidation
The consolidated financial statements for the quarter ended November 30, 2014 include the operations of the Company and its wholly-owned subsidiary, My Go Games, LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Research and development expenses - Expenditures for research and development of products are expensed as incurred.  There has been $90,057 of development costs incurred for the period ended November 30, 2014.

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

Intangible assets - Below is a table identifying the intangible assets subject to amortization.  At August 31, 2014, management determined that the remaining net book value of its Intellectual property related to the My Go Games, LLC acquisitions should be valued as follows:

Original values of Intangible assets
Purchased intangible assets	$2,187,251
Estimated future amortization (years)	3 years
Amortization to-date	$326,062

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows are less than the carrying amount of the asset.  The Company did not record any impairment charge for the periods ended November 30, 2014 and 2013.

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

Advertising Revenues and Costs – We have contractual relationships with our brand-partners for advertisements within our games. We recognize advertising revenue as advertisements are delivered to customers as long as evidence of the arrangement exists (executed contract), the price is fixed and determinable, and we have assessed collectability as reasonably assured. Certain branded virtual goods and sponsorships are deferred and recognized over the estimated average life of the branded virtual good or as the branded virtual good is consumed, similar to game revenue.  All arrangements directly between us and brand-partners are recognized gross equal to the price paid to us by the end advertiser since we are the primary obligor, and we determine the price.  The Company recognized no advertising revenue and $3,481 of advertising costs for the period ended November 30, 2014. The Company recognized no advertising revenue and advertising costs of $2,992 for the period ended November 30, 2013.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. Since the Company has not yet filed any tax returns, as of November 30, 2014, all prior tax years are still subject to audit.

Earnings (Loss) Per Share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At November 30, 2014, the Company had 97,597,266 potentially dilutive common shares compared to 0 in the same period of 2013.

Financial instruments – In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2009 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.


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

	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of November 30, 2014 and 2013 and the quarters then ended on a recurring and nonrecurring basis:

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


Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and


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

On October 4, 2013, the Company purchased Street Source’s interest in Novalon and Source Street’s rights to 20% of the game and resulting profits from the Revised Joint Venture Agreement. As of the date of this report, Novalon’s brand name and intellectual property under Novalon Games are a wholly owned subsidiary of the Company. The Company paid a total of $25,000 to acquire this interest from Source Street, with $20,000 paid immediately and the remaining $5,000 paid upon the successful completion of the Creature Taverns game. This acquisition represented the acquisition of the remaining 20% of Novalon as the Company owned 80% under the Revised Joint Venture Agreement. This was an acquisition of a company controlled by the Company. No amounts were recognized on the balance sheet as a result of this acquisition as Novalon had no assets prior to the acquisition. In accordance with ASC 985-20-25-1, all costs incurred to establish technological feasibility of a computer software product to be sold are research and development costs. The costs to acquire Novalon were expensed as a loss on the acquisition of 20% of Novalon. As of August 31, 2014, the assets acquired in this transaction are not considered to be core to the current business strategy.

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

Subsequent to the quarter end the Company acquired all of the assets of Fangtooth Studios.

5.  Acquisitions

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

On October 31, 2014 the Company entered into an agreement with Mr. Hammett and Great Outdoors, LLC (“Great Outdoors”).   The Company and Mr. Hammett agreed to the following revised acquisition terms:

The parties agreed to a post-closing adjustment to the share exchange agreement between the Parties dated June 19, 2014, (i) to adjust the purchase price from 50,323,526 shares of the Registrant to 7,500,000 shares of the Company, (ii) to amend the transfer of liabilities to include claims by Umur Ozal in the amount of $500,000 in principal, Shahid Ramzan in the amount of $100,000 in principal, and certain other Great Outdoors note holders who were sent note exchange agreements on June 20, 2014, totaling $400,000 in principal, and (iii) to amend the transfer of liabilities to include certain legal expenses incurred by Great Outdoors.  In addition Mr. Hammett resigned from the board of directors and employment with the Company and MYGO Subsidiary.

The Company accounted for the acquisition utilizing the acquisition method of accounting in accordance with ASC 805 "Business Combinations".

The purchase price, not including acquisition costs paid by the Company that were expensed and totaled $122,459:

Original investment	$477,354
Stock issued	1,095,000
Convertible debt	1,000,000
Purchase price	$2,572,354

Assets Acquired:

Cash and receivables net of payables of $47,669	$385,103
Software and service contracts	2,187,251
Purchase price	$2,572,354

6.  Intangible Assets

Intangible assets consist of the following:

	August 31,
	2014	2013
Software and service contracts	$2,187,251	$-
Total intangible assets	$2,187,251	$-

The above assets were placed in service as of June 19, 2014; as of November 30, 2014 accumulated amortization of $326,062 and amortization expense for the three months ended November 30, 2014 was $182,271.  The Company will amortize the assets over a useful life of three years.  The Company determined that the future cash flows to be provided from these assets exceed the carrying amount as of November 30, 2014 and therefore determined that no impairment charge was necessary.

7. Accounts Payable

The former service provider has notified the Company of a lawsuit filed over unpaid monies for services rendered.  The Company was formally served on December 31, 2014 .  The Company disagrees with the amounts owed, but has $196,278 accrued on the books until this matter is resolved.

8. Advances From Third Parties

During the periods ended November 30, 2014 and 2013, the Company received net, non-interest bearing advances from certain third parties totaling $100,000 and $68,660, respectively.  These advances totaled $258,185 and 68,660 for the periods ended November 30, 2014 and 2013 respectively.  The Company also assumed a liability in the form of advance in the amount of $100,000 during the settlement with Great Outdoors. This will be converted into convertible note in the first quarter of next year. No amounts were due under these advances as of November 30, 2014. These advances are not collateralized and are due on demand.

9. Convertible Notes

Convertible notes payable consist of the following as of November 30, 2014 and August 31, 2014:

	November 30, 2014	August 31, 2014
Convertible note payable, dated January 31, 2013, bearing interest at 10% per annum, matures on January 31, 2015 and convertible into shares of common stock at $0.10	243	243
Convertible note payable, dated February 28, 2014, bearing interest at 10% per annum, matures on February 29, 2016 and convertible into shares of common stock at $0.05	158,490	158,490
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	25,000	25,000
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	25,000	25,000
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	91,500	91,500
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	8,500	8,500
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	25,000	25,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	200,000	200,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	25,000	25,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	75,000	75,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	100,000	100,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	100,000	100,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	25,000	25,000
Convertible note payable, dated February 28, 2014, bearing interest at 15% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	—	500,000
Convertible note payable, dated July 30, 2014, bearing interest at 15% per annum, matures on January 30, 2016 and convertible into shares of common stock at $0.05	250,000
Convertible note payable, dated July 25, 2014, bearing interest at 15% per annum, matures on January 25, 2016 and convertible into shares of common stock at $0.05	200,000
Convertible note payable, dated August 30, 2014, bearing interest at 15% per annum, matures on February 29, 2016 and convertible into shares of common stock at $0.05	25,000
Accrued interest payable	79,305	71,047
Total convertible notes payable and accrued interest	1,763,038	1,779,780
Less: current portion of convertible notes payable and accrued interest net of current discount	(210,113)	(731,220)
Less: remaining discount on convertible notes payable	(513,459)	(208,081)
Noncurrent convertible notes payable, net of discount and purchase	$1,039,466	$840,479

On October 31, 2014 the Company assumed convertible debts of GO due to various investors in the amount of $308,500.  The Convertible Promissory Note bears interest at 7% per annum and is payable along with accrued interest on May 31, 2016. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share.

On October 31, 2014 the Company assumed convertible debts of GO due to various investors in the amount of $91,500.  The Convertible Promissory Note bears interest at 7% per annum and is payable along with accrued interest on May 31, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share.

On October 31, 2014 the Company assumed convertible debts of GO due to Ozal in the amount of $500,000.  The Convertible Promissory Note bears interest at 10% per annum if paid back in cash and 15% if converted to stock. This note is payable along with accrued interest on May 31, 2016. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share. On November 5, 2014 this convertible note and $75,000 of interest was converted into 11,500,000 common shares of the Company.

During the period ended November 30, 2014, the Company completed the conversion of three advances made to the Company totaling $475,000 into convertible notes.  These notes bear an interest rate of 10% per annum if paid in cash and 15% per annum if paid in common stock of the company.  These Convertible Promissory Notes mature 18 months after issuance and are convertible into common stock at the option of the holder at the rate of $0.05 per share.

The Company evaluated the terms of these notes in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature in the amount of  $170,413 on January 31, 2013, $172,450 on May 31, 2013, $323,895 on August 31, 2013, 158,490 on February 28, 2014, 96,600 on April 30, 2014, $80,000 on July 29, 2014, $250,000 on July 30, 2014, and $25,000 on August 29, 2014. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Note Payable. The discount to the Convertible Note Payable is being amortized to interest expense over the life of the note.

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instruments it applies to the three notes listed above and concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the present value of the cash flow under the terms of each of the new instruments was less than 10% from the present value of the remaining cash flows under the terms of the original notes. No gain or loss on the modifications was required to be recognized.

During the quarter ended November 30, 2014, Mr. Ozal elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. This note originally matured on May 31, 2015. There were no unamortized discounts on the principal converted below.  No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Number of Shares Issued
November 5, 2014	$575,000	11,500,000
Total	$575,000	11,500,000

10. Common Stock

During the quarter ended November 30, 2014, the Company issued 11,500,000 shares of common stock for conversion of Convertible Notes Payable in the amount of $575,000. See Note 9.  On September 15, 2014 the Company issued 25,000,000 in restricted stock to employees and advisory board members.  This stock vests annually over 2 years.

During the three months, ended November 30, 2014 the Company has issued shares of common stock as a result of the conversion of Convertible Note Payable as detailed in the following table:

Date	Amount Converted	Common Shares Issued
November 5, 2014	575,000	11,500,000
Total	$575,000	11,500,000

11. Share - Based Payments – Employee Share Options

During the quarters ended November 30, 2014 and 2013, the Company expensed $2,599,666 and $nil, respectively, of share-based payments. The Company is using the accelerated method of recognizing stock based compensation expense.

During the quarter ended November 30, 2014 no stock options were exercised.  During the period ended November 30, 2013, no stock options were outstanding.

A summary of the status of the options issued below as at November 30, 2014 and 2013, and changes during the periods ended on those dates is presented below. These options were not issued under a stock option plan.

	Options	Weighted Average Exercise Price $
Balance outstanding August 31, 2013	-	-
Options granted	30,160,000	0.05
Balance outstanding August 31, 2014	30,160,000	0.05
Options granted	31,975,000	0.05
	62,135,000	0.05

The market price of the Company’s common stock was $0.0421 as of November 30, 2014; there is no intrinsic value of the above options.

During the period ended November 30, 2014, the Company issued stock options to directors, officers, employees and contractors of the Company outstanding as follows:

As of November 30, 2014
Grant Date	Options Issued	Exercise Price $	Vesting Terms	Expiration date
September 15, 2014	200,000	0.05	A	September 15, 2024
September 15, 2014	15,000,000	0.05	B	December 31, 2024
September 15, 2014	2,025,000	0.05	C	December 31, 2024
September 15, 2014	13,500,000	0.05	D	December 31, 2024
October 30, 2014	1,250,000	0.05	D	October 30, 2017
	31,975,000

  A.  Options vest 1/3 on September 15, 2015, another 1/3 September 15, 2016 and the final 1/3 September 15, 2017.
  B.  Options vest 67% immediately and 33% on December 31, 2015.
  C.  Options vest 1/3 on December 31, 2014, another 1/3 December 31, 2015 and the final 1/3 December 31, 2016.
  D.  Option vest 100% immediately.

The fair value of the options granted were measured based on the Black-Scholes Option Pricing Model.  The expected volatility is estimated by considering historic weighted average share price volatility.  The total fair value of the outstanding options is $4,125,655 of which $1,308,785 has not been recognized.

The inputs used in the measurement of fair value at the grant date of the share-based payments were as follows:

Grant Date	Fair Value at Grant Date	Share Price at Grant Date	Exercise Price	Expected Volatility (weighted average)	Expected Life (weighted average)	Expected Dividends	Risk Free Interest Rate
May 27, 2014	$0.049	$0.0501	$0.05	202%	5	-	2.82%
June 4, 2014	$0.078	$0.0788	$0.05	202%	5	-	2.82%
June 15, 2014	$0.155	$0.1550	$0.10	202%	5	-	2.82%
September 15, 2014	$0.093	$0.0950	$0.05	198%	5	-	2.82%
October 30, 2014	$0.046	$0.0501	$0.05	197%	5	-	2.82%

The following table summarizes the weighted average exercise price and the weighted average remaining contractual life of the options outstanding and exercisable at November 30, 2014:

Outstanding					Exercisable
Exercise Price $	Options Outstanding	Expiry date	Weighted Average Remaining Life (years)	Weighted Average Exercise Price $	Options Exercisable	Weighted Average Exercise Price $
$0.05	30,000,000	December 31, 2024	10.09	$0.05	10,000,000	0.05
$0.05	125,000	June 15, 2021	6.55	$0.05	91,667	0.05
$0.10	35,000	June 15, 2021	6.55	$0.10	11,667	0.10
$0.05	1,250,000	October 31, 2017	2.92	$0.05	1,250,000	0.05
$0.05	30,725,000	December 31,2024	9.873	$0.05	23,500,000	0.05
	62,135,000				34,853,334	0.05

12. Subsequent Events

Subsequent to the three months ended November 30, 2014, the Company received $300,000 in third party advances from various investors. No amounts were due under these advances as of November 30, 2014. These advances are not collateralized and are due on demand.

On December 23, 2014, the Company entered into an agreement with FangTooth Studios, LLC (“FangTooth”)  to purchase personal and intellectual property as normal course of business.

On December 31, 2014 the Company entered into a licensing agreement with Buck Commander LLC (“Buck”) and 3292 Brands LLC (“3292”).  The licensed products that are included in this agreement are hunting, shooting and other outdoor sportsman gaming apps as well as shopping apps utilizing the Trademark and/or property.  This transaction was in normal course of business.

Subsequent to the three months ended November 30, 2014, a former service provider formally served the Company regarding a lawsuit filed over unpaid monies for services rendered.  The Company was formally served on December 31, 2014.  The Company disagrees with the amounts owed, but has $196,278 accrued on the books until this matter is resolved.

On January 19, 2015, the Company settled a $100,000 debt assumed in the settlement with Daniel Hammett and GO.  The Company issued 2,300,000 of common stock and granted the holder of the debt 3,000,000 stock option redeemable for 3,000,000 common shares of the Company’s stock at a price of $0.05  and an expiration date of December 31, 2017.

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

On May 21, 2014, we entered into a Joint Venture Agreement (“Agreement”) with Great Outdoors, LLC (“GO”). Pursuant to the Agreement, the Company and GO created My Go Games, LLC (“MGG”) to operate the joint venture. The purpose of the joint venture was to expand upon the Company’s and GO’s existing games – “GO Hunting: Shooting Sports” and “GO Hunting: Archery Edition” - and develop and commercialize new games. MGG was owned by GO (80%) and the Company (20%). The Agreement called for the Company and GO to enter into a Member Control Agreement which permits the appointment of three governors, two to be appointed by GO and one to be appointed by the Company.

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

On October 30, 2014 the Company entered into a settlement agreement with Mr. Miller in relation to the disputes previously described.  The Company and Mr. Miller agreed to the following key points:

1)
Mr. Miller agreed to resign all employment with the Company in exchange for the Company agreeing to pay Mr. Miller severance in an amount equal to the payroll rate Mr. Miller was paid prior to his resignation ($12,500 per month minus FICA and standard payroll tax withholdings), which shall be payable in accordance with the Company’s normal pay cycle up through November 30, 2014; the Company will further ensure no lapse in health insurance coverage for Mr. Miller through November 30, 2014;

2)	Mr. Miller agreed to resign from the Board of Directors of the Company;

3)
Mr. Miller agreed to release and forfeit all of his current option grants in the Company (22,500,000 stock options exercisable at $0.05 per share) in exchange for the Company issuing to Mr. Miller 1,250,000 stock options with an exercise price of $0.05 per shares exercisable for three years after the date of grant, with such options being fully vested and immediately exercisable, subject to applicable waiting periods prescribed by federal and state securities laws;

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

1)
Mr. Hammett agreed to resign all employment with the Company and MyGO Subsidiary and withdraw all objections to his resignation from the Board of Directors of the Company on September 4, 2014, in exchange for the Registrant and MyGO Subsidiary agreeing to pay Mr. Hammett $25,000 in one lump sum payment;

2)
Mr. Hammett agreed for a period of one (1) year from the settlement effective date, that he will not operate, design, market, or otherwise work in the hunting games industry, either in his own name or in association with others. He further agrees that he will not offer his services as a consultant, employee, independent contractor or otherwise in the hunting games industry, whether directly or indirectly.

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

As of November 30, 2014, we had minimal revenues. We have incurred losses since inception, have been issued a going concern opinion from our auditors and rely upon the sale of our securities to fund operations. As of November 30, 2014, we had $64,613 cash on hand. We believe that this cash will satisfy our operating requirements for less than two months.

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

Critical Accounting Policies

We prepare our financial statements in conformity with US GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with US GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended August 31, 2014 on Form 10-K.

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

Results of Operations

We incurred a net loss of $3,446,507 for the three months ended November 30, 2014. During this period, net cash used by operations was $526,668. As of November 30, 2014, we had working capital deficit of $991,602.

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

Three months ended November 30, 2014 compared to the three months ended November 30, 2013.

Revenue
Revenue increased to $3,817 for the three months ended November 30, 2014, compared to $525 for the three months ended November 30, 2013. We began generating revenue from the sales of our games during the three months ended November 30, 2013. No revenue was generated prior to that time.

General and Administrative Expenses
We recognized general and administrative expenses in the amount of $368,720 and $135,668 for the three months ended November 30, 2014 and 2013, respectively. The increase was primarily due to an increase in costs associated with acquiring new office space and $182,943 in depreciation and amortization.

Game Design Expenses
The Company recognized $90,057 and $nil in game design expenses for the three months ended November 30, 2014 and 2013 respectively.  The increase is due to the Company acquiring intellectual property and ramping up game development.

Compensation
The Company recognized $2,858,675 in compensation expense for the three months ended November 30, 2014 and $0 for the same period 2013.  This is primarily due to stock based compensation expense of $2,599,666.  The Company has issued 62,135,000 stock options to employees and advisory board members over the last five months with a fair value recognized for the period ended November 30, 2014 of $2,456,189.  The Company also issued 25,000,00 shares of restricted stock with $143,477of fair value recognized in the three months ended November 30, 2014.  There were no stock options granted or redistricted stock issued in the same period 2013. The options were valued using the Black-Scholes model to find the aggregate fair value and amortized using the accelerated amortization method.  The Company had no employees until May of 2014.

Loss from Operations
We recognized losses from operations of $3,313,635 and $160,143 for the three months ended November 30, 2014 and 2013, respectively. The increase in the loss from operations was due to stock based compensation and general and administrative expenses discussed above.

Interest Expense
Interest expense increased from $58,475 for the three months ended November 30, 2013 to $132,881 for the three months ended November 30, 2014. Interest expense for the three months ended November 30, 2014 included amortization of discount on convertible notes payable in the amount of $49,632, compared to $45,407 for the comparable period of 2013. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss
We incurred a net loss of $3,446,507 for the three months ended November 30, 2014 as compared to $218,618 for the comparable period of 2013. The increase in the net loss was primarily the result of the stock based compensation expense and increase in general and administrative expenses discussed above.

Liquidity and Capital Resources

At November 30, 2014, we had cash on hand of $64,613.  The Company has negative working capital of $991,602. Net cash used in operating activities for the three months ended November 30, 2014 was $526,668.

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

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

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

As of November 30, 2014 our management does not feel we have a material weakness in our internal controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 11, 2014, the Corporation filed Cause No. D-1-GN-14-003406 – MyGO Games Holding Co. and My Go Games, LLC, v. Daniel Hammett and Daniel Miller – in the District Court of Travis County, Texas, 98th Judicial District (the “Litigation”).  The Litigation arose from the previously disclosed investigation of possible breaches of the Corporation’s Code of Business and Ethical Conduct by Mr. Hammett, a former director and officer of the Registrant, and Mr. Miller, a current director (who has been asked to resign) and former officer of the Registrant.  The Registrant continues to investigate the possible breaches of the Registrant’s Code of Business and Ethical Conduct by Mr. Hammett and Mr. Miller and may amend its pleadings, during or at the completion of its investigation. Mr. Hammett disputes that he has resigned as a director of the Corporation or that proper corporate action has been taken to remove him from his executive offices of the Corporation.  Mr. Miller disputes that proper corporate actions has been taken to remove him from his executive officers of the Corporation. Both Mr. Hammett and Mr. Miller dispute that they committed any violations of the Corporation’s Code of Business and Ethical Conduct

On October 30, 2014 the Company entered into a settlement agreement with Mr. Miller in relation to the disputes previously described and dismissed the lawsuit against Mr. Miller.

On October 31, 2014 the Company entered into a settlement agreement with Mr. Hammett and Great Outdoors, LLC (“Great Outdoors”) in relation to the disputes previously described and dismissed the lawsuit against Mr. Hammett.

Subsequent to the three months ended November 30, 2014, a former service provider formally served the Company regarding a lawsuit filed over unpaid monies for services rendered.  The Company was formally served on December 31, 2014.  The Company disagrees with the amounts owed, but has $196,278 accrued on the books until this matter is resolved.

ITEM 1A. RISK FACTORS

See Risk Factors in the August 31, 2014 10K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2014, the Company issued shares of common stock as a result of the conversion of Convertible Notes Payable. No additional consideration was paid in connection with the conversion of the Convertible Notes Payable and the Company did not receive any additional proceeds from such conversions.  The shares of common stock were issued pursuant to the exemptions from the registration requirements of the the Securities Act of 1933, as amended (the “Securities Act”) provided under Section 3(a)(9) of the Securities Act and/or Section 4(a)(2) of the Securities Act based on the representations of the holders of the Convertible Notes Payable to the Company of certain matters related to the conversions.

Date	Amount Converted	Common Shares Issued
November 5, 2014	$575,000	11,500,000
Total	$575,000	11,500,000

During the period ended November 30, 2014, we issued a 10% cash 15% stock Series A Convertible Notes in the amount of $475,000 USD.  The Notes are convertible at the option of the holders into shares of common stock of the Company, and at the holder’s option, accrued interest.  The Notes mature 18 months from the date of issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation 1
3.2	Amended and Restated Bylaws 3
3.3	Amended Articles of Incorporation dated June 27, 2012 2
4.1	Form of 15% Series A Convertible Notes with SparksLab dated July 30, 2014
4.2	Form of 15% Series A Convertible Notes with David Rothwell dated July 29, 2014
4.3	Form of 15% Series A Convertible Notes with Simon John Hopkins dated August 29, 2014
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended4
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20024
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MyGO Games Holding Co.

Date: January 20, 2015	BY: /s/ G. Jonathan Pina
G. Jonathan Pina
Chief Executive Officer Chief Financial Officer (Principal Executive Officer)