Form 10-Q
period 2015-02-28
MyGO Games Holding Co.
filed 2015-04-20
CIK 1489256

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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

There were 64,236,407 shares of the Registrant’s common stock, $0.0001 par value, issued and outstanding as of April 20, 2015.

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

ITEM 1. FINANCIAL STATEMENTS

MYGO GAMES HOLDING CO.
CONSOLIDATED BALANCE SHEET

	February 28,	August 31,
	2015	2014
Assets	(Unaudited)
Current assets:
Cash	$387	$491,256
Other current receivable	1,176	10,357
Total current assets	1,563	501,613
Other assets:
Prepaid expenses	39,433	30,829
Deposits	13,886	13,886
Total other assets	53,319	44,715

Property and equipment
Office furniture and fixtures	12,388	12,388
Accumulated depreciation	(1,524)	(180)
Total property and equipment	10,864	12,208

Intangible assets	2,187,251	2,187,251
Accumulated amortization	(508,336)	(143,792)
Total intangible assets	1,678,915	2,043,459

TOTAL ASSETS	$1,744,661	$2,601,995

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$623,468	$582,761
Advances payable	458,185	633,160
Current portion of convertible notes payable, net of discount of $448,173 and $58,695, respectively	503,019	731,220
Total current liabilities	1,584,672	1,947,141

Convertible notes payable, net of discount of $0 and $149,386, respectively	851,450	840,479
Total liabilities	2,436,122	2,787,620
Stockholders’ deficit:
Common stock; $0.0001 par value; 250,000,000 shares authorized; 49,236,407 and 35,436,407 shares issued and outstanding at February 28, 2015 and August 31, 2014, respectively	4,924	3,543
Additional paid in capital	9,322,679	5,220,994
Accumulated deficit	(10,019,064)	(5,410,162)
Total stockholders’ deficit	(691,461)	(185,625)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,744,661	$2,601,995

The accompany notes are an integral part of these unaudited consolidated financial statements.

MYGO GAMES HOLDING CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Six months ended February 28,		Three months ended February 28,
	2015	2014	2015	2014

REVENUE
Software Sales	$9,878	$525	$6,061	$—

GROSS PROFIT	9,878	525	6,061	—

OPERATING EXPENSES
Game design expense	225,819	—	135,762	—
General and administrative expenses	650,513	272,578	281,793	136,910
Compensation (stock based compensation $3,065,783 and $0 respectively)	3,497,414	—	638,739	—
Loss on acquisition of 20% of Novalon	—	25,000	—	—

LOSS FROM OPERATIONS	(4,363,868)	(297,053)	(1,050,233)	(136,910)

OTHER INCOME (EXPENSE)
Interest income	8	—	—	—
Other income	9	—	9	—
Interest expense	(237,770)	(238,927)	(104,889)	(180,452)
Loss on debt settlement	(7,282)	—	(7,282)	—
NET LOSS	$(4,608,903)	$(535,980)	$(1,162,395)	$(317,362)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.11)	$(0.03)	$(0.02)	$(0.02)

COMMON SHARES OUTSTANDING Weighted Average Basic and fully diluted	40,617,726	18,043,981	47,647,396	18,043,981

The accompany notes are an integral part of these unaudited consolidated financial statements.

MYGO GAMES HOLDING CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	Six months ended February 28,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(4,608,903)	$(535,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	—
Loss on acquisition of 20% of Novalon	—	25,000
Loss on settlement of debt	7,282
Amortization of discount on convertible notes payable	114,908	216,182
Depreciation and amortization	365,889	—
Stock based compensation	3,065,783	—
Changes in operating assets and liabilities:
Other current receivable	9,181	(277)
Prepaid expenses	(8,604)	—
Accounts payable and accrued liabilities	40,708	79,418
Accrued interest payable	122,862	22,745
NET CASH USED IN OPERATING ACTIVITIES	(890,894)	(192,912)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire 20% of Novalon	—	(25,000)
NET CASH USED IN INVESTING ACTIVITIES	—	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	400,025	158,490
NET CASH PROVIDED BY FINANCING ACTIVITIES	400,025	158,490

NET DECREASE IN CASH	(490,869)	(59,422)

CASH, at the beginning of the period	491,256	75,190

CASH, at the end of the period	$387	$15,768

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$475,000	$158,490
Amount of convertible notes converted into common stock	$675,000	$317,780

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

On June 19, 2014 the Company completed the acquisition of MGG.  The original terms included the issuance of approximately 50 M shares of the Company’s stock to GO for the remaining 80% of the MGG.  These terms were amended and a settlement between the Company, GO and Daniel Hammett was reached that included GO giving back the 50 M common shares and new 7.5 M shares were issued at a price of $0.146 per share.  The Company also assumed GO debt of $1 M.   See Note 5 - Acquisition

Note 2. Going Concern

For the quarter ended February 28, 2015, the Company had a net loss of $4,608,903 and negative cash flow from operating activities of $890,894. As of February 28, 2015, the Company has negative working capital of $1,583,109.  The Company has emerged from the development stage, but is still ramping up production and sales.

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

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.  See management plans below.

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

The results of operations for the six months ended February 28, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2015.

Basis of Consolidation
The consolidated financial statements for the quarter ended February 28, 2015 include the operations of the Company and its wholly-owned subsidiary, My Go Games LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Research and development expenses - Expenditures for research and development of products are expensed as incurred.  There has been $225,819 of development costs, included in game design expense in the statement of operations incurred for the period ended February 28, 2015.

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

Intangible assets -Below is a table identifying the intangible assets subject to amortization.  At August 31, 2014, management determined that the remaining net book value of its Intellectual property related to the My Go Games LLC acquisitions should be valued as follows:

Original values of Intangible assets
Purchased intangible assets	$2,187,251
Estimated future amortization (years)	3 years
Amortization to-date	$508,336

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows are less than the carrying amount of the asset.  The Company did not record any impairment charge for the periods ended February 28, 2015 and 2014.

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

Advertising Revenues and Costs – We have contractual relationships with our brand-partners for advertisements within our games. We recognize advertising revenue as advertisements are delivered to customers as long as evidence of the arrangement exists (executed contract), the price is fixed and determinable, and we have assessed collectability as reasonably assured. Certain branded virtual goods and sponsorships are deferred and recognized over the estimated average life of the branded virtual good or as the branded virtual good is consumed, similar to game revenue.  All arrangements directly between us and brand-partners are recognized gross equal to the price paid to us by the end advertiser since we are the primary obligor, and we determine the price.  The Company recognized no advertising revenue and $5,114 of advertising costs, included in general and administrative expense on the statement of operations, for the period ended February 28, 2015. The Company recognized no advertising revenue and no advertising costs for the period ended February 28, 2014.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. Since the Company has not yet filed any tax returns, as of February 28, 2015, all prior tax years are still subject to audit.

Earnings (Loss) Per Share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At February 28, 2015, the Company had 99,689,302 potentially dilutive common shares compared to 0 in the same period of 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of February 28, 2015 and 2014 and the quarters then ended on a recurring and nonrecurring basis:

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

Note 4. Joint Ventures

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

On October 4, 2013, the Company purchased Street Source’s interest in Novalon and Street Source’s rights to 20% of the game and resulting profits from the Revised Joint Venture Agreement. As of the date of this report, Novalon’s brand name and intellectual property under Novalon Games are a wholly owned subsidiary of the Company. The Company paid a total of $25,000 to acquire this interest from Street Source, with $20,000 paid immediately and the remaining $5,000 paid upon the successful completion of the Creature Taverns game. This acquisition represented the acquisition of the remaining 20% of Novalon as the Company owned 80% under the Revised Joint Venture Agreement. This was an acquisition of a company controlled by the Company. No amounts were recognized on the balance sheet as a result of this acquisition as Novalon had no assets prior to the acquisition. In accordance with ASC 985-20-25-1, all costs incurred to establish technological feasibility of a computer software product to be sold are research and development costs. The costs to acquire Novalon were expensed as a loss on the acquisition of 20% of Novalon. As of August 31, 2014, the assets acquired in this transaction are not considered to be core to the current business strategy.

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

Note 5.  Acquisitions

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

GO is owned 100% by Daniel Hammett a former director of the Company and following the closing of the Share Exchange became the Company’s Chief Executive Officer.  He was subsequently removed on September 10, 2014.

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

The revised purchase price, not including acquisition costs paid by the Company that were expensed and totaled $122,459:

Original investment	$477,354
Stock issued	1,095,000
Convertible debt	1,000,000
Purchase price	$2,572,354

Assets Acquired:

Cash and receivables net of payables of $47,669	$385,103
Software and service contracts	2,187,251
Purchase price	$2,572,354

Note 6.  Intangible Assets

Intangible assets consist of the following:

	August 31,
	2014	2013
Software and service contracts	$2,187,251	$-
Total intangible assets	$2,187,251	$-

The above assets were placed in service as of June 19, 2014; as of February 28, 2015 accumulated amortization of $508,336 and amortization expense for the six months ended February 28, 2015 was $364,545.  The Company will amortize the assets over a useful life of three years.  The Company determined that the future cash flows to be provided from these assets exceed the carrying amount as of February 28, 2015 and therefore determined that no impairment charge was necessary.

Note 7. Accounts Payable

A former service provider has notified the Company of a lawsuit filed over unpaid monies for services rendered.  The Company was formally served on December 31, 2014.  The Company disagrees with the amounts owed, but has $196,278 accrued on the books until this matter is resolved.

Note 8. Advances from Third Parties

During the six months ended February 28, 2015 and 2014, the Company received net, non-interest bearing advances from certain third parties totaling $400,025 and $158,490, respectively.  These advances on the balance sheet totaled $458,185 and $633,160 for the period ended February 28, 2015 and August 31 2014 respectively.  The Company also assumed a liability in the form of advance in the amount of $100,000 during the settlement with Great Outdoors. This advance was settled on January 19, 2015 for 2,300,000 shares of common stock. No amounts were due under these advances as of February 28, 2015. These advances are not collateralized and are due on demand.

Note 9. Convertible Notes

Convertible notes payable consist of the following as of February 28, 2015 and August 31, 2014:

	February 28, 2015	August 31, 2014
Convertible note payable, dated January 31, 2013, bearing interest at 10% per annum, matures on January 31, 2015 and convertible into shares of common stock at $0.10	243	243
Convertible note payable, dated February 28, 2014, bearing interest at 10% per annum, matures on February 29, 2016 and convertible into shares of common stock at $0.05	158,490	158,490
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	25,000	25,000
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	25,000	25,000
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on May 31, 2015 and convertible into shares of common stock at $0.05	91,500	91,500
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	8,500	8,500
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	25,000	25,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	200,000	200,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	25,000	25,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	75,000	75,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	100,000	100,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	100,000	100,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	25,000	25,000
Convertible note payable, dated February 28, 2014, bearing interest at 15% per annum, matures on May 31, 2016 and convertible into shares of common stock at $0.05	—	500,000
Convertible note payable, dated July 30, 2014, bearing interest at 15% per annum, matures on January 30, 2016 and convertible into shares of common stock at $0.05	250,000	—
Convertible note payable, dated July 25, 2014, bearing interest at 15% per annum, matures on January 25, 2016 and convertible into shares of common stock at $0.05	200,000	—
Convertible note payable, dated August 30, 2014, bearing interest at 15% per annum, matures on February 29, 2016 and convertible into shares of common stock at $0.05	25,000	—
Accrued interest payable	118,909	71,047
Total convertible notes payable and accrued interest	1,802,642	1,779,780
Less: current portion of convertible notes payable and accrued interest net of current discount	(503,019)	(731,220)
Less: total remaining discount on convertible notes payable	(448,173)	(208,081)
Noncurrent convertible notes payable, net of discount and purchase	$851,450	$840,479

On October 31, 2014 the Company assumed convertible debts of GO due to various investors in the amount of $308,500.  The Convertible Promissory Note bears interest at 7% per annum and is payable along with accrued interest on May 31, 2016. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share. (See Note 5)

On October 31, 2014 the Company assumed convertible debts of GO due to various investors in the amount of $91,500.  The Convertible Promissory Note bears interest at 7% per annum and is payable along with accrued interest on May 31, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share. (See Note 5)

On October 31, 2014 the Company assumed convertible debts of GO due to Ozal in the amount of $500,000.  The Convertible Promissory Note bears interest at 10% per annum if paid back in cash and 15% if converted to stock. This note is payable along with accrued interest on May 31, 2016. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share. On November 5, 2014 this convertible note and $75,000 of interest was converted into 11,500,000 common shares of the Company. (See Note 5)

During the quarter ended November 30, 2014, the Company completed the conversion of three advances made to the Company totaling $475,000 into convertible notes.  These notes bear an interest rate of 10% per annum if paid in cash and 15% per annum if paid in common stock of the company.  These Convertible Promissory Notes mature 18 months after issuance and are convertible into common stock at the option of the holder at the rate of $0.05 per share.  The Company recognized a beneficial conversion feature on these notes as described below. (See Note 5)

The Company evaluated the terms of these notes in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature in the amount of $170,413 on January 31, 2013, $172,450 on May 31, 2013, $323,895 on August 31, 2013, 158,490 on February 28, 2014, 96,600 on April 30, 2014, $80,000 on July 29, 2014, $250,000 on July 30, 2014, and $25,000 on August 29, 2014. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Note Payable. The discount to the Convertible Note Payable is being amortized to interest expense over the life of the note.

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

Note 10. Common Stock

During the six months ended February 28, 2015, the Company issued 11,500,000 shares of common stock for conversion of Convertible Notes Payable in the amount of $575,000. See Note 9.  On September 15, 2014 the Company issued 25,000,000 in restricted stock to employees and advisory board members.  This stock vests annually over 2 years. On February 10, 2015 the Company had an employee terminate their relationship with the Company 2,000,000 shares of the restricted stock were forfeited due to lack of vesting.  The Company settled a cash advance debt in the amount of $100,000 on January 19, 2015 for 2,300,000 shares of common stock.

During the six months ended February 28, 2015, the Company has issued shares of common stock as a result of the conversion of Convertible Note Payable as detailed in the following table:

Date	Amount Converted	Common Shares Issued
November 5, 2014	575,000	11,500,000
Total	$575,000	11,500,000

Note 11. Share - Based Payments –  Share Options

During the quarters ended February 28, 2015 and 2014, the Company expensed an additional $466,117 and $nil, respectively, of share-based payments. The total share-based payments for the six months ended February 28, 2015 and 2014 were $3,065,783 and $nil.  The Company is using the accelerated method of recognizing stock based compensation expense.

On December 23, 2014 the Company acquired equipment, licenses and software, from Fangtooth Inc., for consideration of 800,000 stock options exercisable at $0.05 and expire on December 23, 2016.  These options were valued at $11,639 using the Black-Scholes model.  The vesting period was immediate and has a life of 2 years.  The model assumed 200% volatility and 2.82% risk free rate.  Market price of the stock on the grant date was $0.02.

On January 19, 2015 the Company modified stock options granted to a debt holder from 2,500,000 to 3,000,000.  The exercise price remained at $0.05, but the expiration date became December 31, 2017 instead of December 31, 2024.  This transaction was reached as part of the Ramzan settlement of the $100,000 debt included in advances payable on the balance sheet as of August 31, 2014. This Advance was converted on January 19, 2015 into 2,300,000 of common stock along with the modified option grant above. The company recognized a loss of $7,282 on this settlement.

During the quarter ended February 28, 2015 no stock options were exercised.  During the period ended February 28, 2014, no stock options were outstanding.

A summary of the status of the options issued below as at February 28, 2015 and 2014, and changes during the periods ended on those dates is presented below. These options were not issued under a stock option plan.

	Options	Weighted Average Exercise Price $
Balance outstanding August 31, 2013	-	-
Options granted	30,160,000	0.05
Balance outstanding August 31, 2014	30,160,000	0.05
Options granted	33,275,000	0.05
Balance outstanding February 28, 2015	63,435,000	0.05

The market price of the Company’s common stock was $0.0421 as of February 28, 2015; there is no intrinsic value of the above options.

During the period ended February 28, 2015, the Company issued stock options to directors, officers, employees and contractors of the Company outstanding as follows:

As of November 30, 2014
Grant Date	Options Issued	Exercise Price $	Vesting Terms	Expiration date
September 15, 2014	200,000	0.05	A	September 15, 2024
September 15, 2014	15,000,000	0.05	B	December 31, 2024
September 15, 2014	2,025,000	0.05	C	December 31, 2024
September 15, 2014	11,000,000	0.05	D	December 31, 2024
October 30, 2014	1,250,000	0.05	D	October 30, 2017
December 23, 2014	3,000,000	0.05	D	December 31, 2017
January 19, 2015	800,000	0.05	D	January 19, 2017
	33,275,000

A. Options vest 1/3 on September 15, 2015, another 1/3 September 15, 2016 and the final 1/3 September 15, 2017.
B. Options vest 67% immediately and 33% on December 31, 2015.
C. Options vest 1/3 on December 31, 2014, another 1/3 December 31, 2015 and the final 1/3 December 31, 2016.
D. Option vest 100% immediately.

The fair value of the options granted were measured based on the Black-Scholes Option Pricing Model.  The expected volatility is estimated by considering historic weighted average share price volatility.  The total fair value of all outstanding options is $4,080,418 of which $1,014,636 has not been recognized.

The inputs used in the measurement of fair value at the grant date of the share-based payments were as follows:

Grant Date	Fair Value at Grant Date	Share Price at Grant Date	Exercise Price	Expected Volatility (weighted average)	Expected Life (weighted average)	Expected Dividends	Risk Free Interest Rate
May 27, 2014	$0.049	$0.0501	$0.05	202%	5	-	2.82%
June 4, 2014	$0.078	$0.0788	$0.05	202%	5	-	2.82%
June 15, 2014	$0.155	$0.1550	$0.10	202%	5	-	2.82%
September 15, 2014	$0.093	$0.0950	$0.05	198%	5	-	2.82%
October 30, 2014	$0.046	$0.0501	$0.05	197%	5	-	2.82%
January 19, 2015	$0.015	$0.0200	$0.05	200%	2	-	2.82%

The following table summarizes the weighted average exercise price and the weighted average remaining contractual life of the options outstanding and exercisable at February 28, 2015:

Outstanding					Exercisable
Exercise Price $	Options Outstanding	Expiry date	Weighted Average Remaining Life (years)	Weighted Average Exercise Price $	Options Exercisable	Weighted Average Exercise Price $
$0.05	30,000,000	December 31, 2024	9.85	$0.05	10,000,000	0.05
$0.05	125,000	June 15, 2021	6.30	$0.05	91,667	0.05
$0.10	35,000	June 15, 2021	6.30	$0.10	11,667	0.10
$0.05	1,250,000	October 31, 2017	2.67	$0.05	1,250,000	0.05
$0.05	28,225,000	December 31,2024	9.85	$0.05	23,500,000	0.05
$0.05	3,000,000	December 31, 2017	2.84	0.05
$0.05	800,000	December 23, 2017	1.89	0.05	800,000	0.05
	63,435,000				34,853,334	0.05

Note 12. Subsequent Events

Subsequent to the period ended February 28, 2015 the Company

On March 29, 2015, the Company determined it is in the best interest of the Company and its shareholders to satisfy $625,000 of original principal by executing a Forced Conversion of the subject Debentures.  The Converted Debt, consisting of $625,000 principal outstanding and $37,928 of interest outstanding, be satisfied by the exercise of the Corporations right to Forced Conversion and the resulting issuance of 13,258,575 shares of common stock of the Corporation.

On March 30, 2015, the Board accepted Paul Watson’s resignation from the Company’s President, Chief Marketing Officer and Director positions.  As per the terms of a settlement agreement with Paul Watson, dated March 29, 2015, authorizes the issuance of a common stock purchase option grant to Paul Watson. The grant shall be for the purchase of 7,500,000 shares at $0.05 per share for a term of one year from the date of grant. The Grant shall be fully vested upon the date of grant; the shares underlying the option grant are not be registered and are subject to standard restrictions.

On March 30, 2015, G. Jonathan Pina was appointed Chairman of the Board.

On April 13, 2015, the board decided it was in the best interest of the Company and its shareholders to dissolve the Advisory Board.  This resulted in the advisory board members not meeting the vesting requirements for the September 15, 2014 restricted stock issuance.  Therefore, 20,000,000 shares of unvested restricted stock will be cancelled.

On April 20, 2015, the Company signed closing documents to acquire assets from Trendabl Inc.  The transaction has an effective date of January 1, 2015.  This transaction would have the following estimated impacts on the current financial statements. The estimated costs to the company were $100,000 less revenue of roughly $30,000 over the effective date of January 1, 2015 to February 28, 2015 and the addition of the cost of goods sold estimated at $20,000 over the same period.  This would be a net decrease in cash of an additional $90,000 and a net decrease in operating loss of $10,000.  In addition to the above cash costs, the Company will issue 15,000,000 common shares at a price of $0.0238, closing price on December 31, 2014, for total stock consideration of $357,000.    The Company’s intangible asset will also increase by an estimated $447,000, with estimated amortization expense of $24,833 to be recognized. The Company also granted Trendabl Inc. 5,000,000 stock options that vest pro-rata each month from the date of closing to December 31, 2015.  The stock options are exercisable at $0.05 a share and are available for exercise for a term of three years after the vesting date.

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

On October 30, 2014 the Company entered into a settlement agreement with Mr. Miller in relation to the disputes previously described.  The Company and Mr. Miller agreed to the following key points:

1)
Mr. Miller agreed to resign all employment with the Company in exchange for the Company agreeing to pay Mr. Miller severance in an amount equal to the payroll rate Mr. Miller was paid prior to his resignation ($12,500 per month minus FICA and standard payroll tax withholdings), which shall be payable in accordance with the Company’s normal pay cycle up through February 28, 2015; the Company will further ensure no lapse in health insurance coverage for Mr. Miller through February 28, 2015;

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

As of February 28, 2015, we had minimal revenues. We have incurred losses since inception, have been issued a going concern opinion from our auditors and rely upon the sale of our securities to fund operations. As of February 28, 2015, we had $387 cash. We have subsequently received some restricted funding to stratify payroll and other urgent expenses.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with US GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

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

Plan of Operations

We do not have adequate funds to satisfy our working capital requirements for the next twelve months. We will need to raise additional capital to continue our operations. We began to generate modest revenue after the end of the period covered by this report; however, we do not expect that those revenues will be adequate to fund our operations in the near term. We anticipate needing anywhere from $1M-$2.5M for our current operations depending on the level of activity. Currently available cash is not sufficient to allow us to fully fund our operations. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

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

Results of Operations

We incurred a net loss of $4,608,903 for the six months ended February 28, 2015. During this period, net cash used by operations was $890,894. As of February 28, 2015, we had working capital deficit of $1,583,109.

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

Six months ended February 28, 2015 compared to the six months ended February 28, 2014.

Revenue
Revenue increased to $9,878 for the six months ended February 28, 2015, compared to $525 for the six months ended February 28, 2014. We began generating revenue from the sales of our games during the six months ended February 28, 2014. No revenue was generated prior to that time.

General and Administrative Expenses
We recognized general and administrative expenses in the amount of $650,513 and $272,578 for the six months ended February 28, 2015 and 2014, respectively. The increase was primarily due to an increase in costs associated with acquiring new office space and $305,151 in depreciation and amortization.

Game Design Expenses
The Company recognized $225,819 and $nil in game design expenses for the six months ended February 28, 2015 and 2014 respectively.  The increase is due to the Company acquiring intellectual property and ramping up game development.

Compensation
The Company recognized $3,497,414 in compensation expense for the six months ended February 28, 2015 and $0 for the same period 2014.  This is primarily due to stock based compensation expense of $3,065,783.  The Company has issued 63,435,000 stock options to employees and advisory board members over the last eight months.  There were no stock options granted in the same period 2014. These options were valued using the Black-Scholes model to find the aggregate fair value and amortized using the accelerated amortization method.  The Company had no employees until May of 2014.

Loss from Operations
We recognized losses from operations of $4,363,868 and $297,053 for the six months ended February 28, 2015 and 2014, respectively. The increase in the loss from operations was due to stock based compensation and depreciation and amortization discussed above.

Interest Expense
Interest expense decreased from $238,927 for the six months ended February 28, 2014 to $237,770 for the six months ended February 28, 2015. Interest expense for the six months ended February 28, 2015 included amortization of discount on convertible notes payable in the amount of $65,285, compared to $216,182 for the comparable period of 2014. The remaining decrease in amortization of discount on convertible notes is the result of the Company entering into more interest-bearing convertible notes payable that are at or above market price.

Net Loss
We incurred a net loss of $4,608,903 for the six months ended February 28, 2015 as compared to $535,980 for the comparable period of 2014. The increase in the net loss was primarily the result of the stock based compensation expense and increase in general and administrative expenses discussed above.

Liquidity and Capital Resources

At February 28, 2015, we had cash balance of $387.  The Company has negative working capital of $1,583,108. Net cash used in operating activities for the six months ended February 28, 2015 was $890,984.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 31, 2014, a former service provider formally served the Company regarding a lawsuit filed over unpaid monies for services rendered.  The Company was formally served on December 31, 2014.  The Company disagrees with the amounts owed, but has $196,278 accrued on the books until this matter is resolved.

ITEM 1A. RISK FACTORS

See Risk Factors in the August 31, 2014 10K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended February 28, 2015, the Company issued shares of common stock as a result of the conversion of Convertible Notes Payable. No additional consideration was paid in connection with the conversion of the Convertible Notes Payable and the Company did not receive any additional proceeds from such conversions.  The shares of common stock were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided under Section 3(a)(9) of the Securities Act and/or Section 4(a)(2) of the Securities Act based on the representations of the holders of the Convertible Notes Payable to the Company of certain matters related to the conversions.

Date	Amount Converted	Common Shares Issued
November 5, 2014	$575,000	11,500,000
Total	$575,000	11,500,000

During the six months ended February 28, 2015, we issued a 10% cash 15% stock Series A Convertible Notes in the amount of $475,000 USD.  The Notes are convertible at the option of the holders into shares of common stock of the Company, and at the holder’s option, accrued interest.  The Notes mature 18 months from the date of issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation 1
3.2	Amended and Restated Bylaws 3
3.3	Amended Articles of Incorporation dated June 27, 2012 2
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended 4
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 4
101	XBRL Interactive data 4
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MyGo Games Holding Co.

Date: April 20, 2015	BY: /s/ G. Jonathan Pina
G. Jonathan Pina
Chief Executive Officer Chief Financial Officer (Principal Executive Officer)