Form 10-Q
period 2015-05-31
MyGO Games Holding Co.
filed 2015-07-21
CIK 1489256

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 000-55080

MyGO Games Holding Co.
(formerly OBJ Enterprises, Inc.)
 (Exact name of registrant as specified in its charter)

Florida	27-1070374
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

7400 E Caley Avenue, Suite 190 Centennial, CO	80111
(Address of principal executive offices)	(Zip code)

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

There were 64,236,407 shares of the Registrant’s common stock, $0.0001 par value, issued and outstanding as of July 15, 2015.

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

ITEM 1. FINANCIAL STATEMENTS

MYGO GAMES HOLDING CO.
CONSOLIDATED BALANCE SHEET

	May 31, 2015	August 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$8,050	$491,256
Other current receivable	1,176	10,357
Total current assets	9,226	501,613
Other assets:
Prepaid expenses	6,943	30,829
Deposits	—	13,886
Total other assets	6,943	44,715

Property and equipment
Office furniture and fixtures	12,388	12,388
Accumulated depreciation	(2,196)	(180)
Total property and equipment	10,192	12,208

Intangible assets	449,813	2,187,251
Accumulated amortization	(18,743)	(143,792)
Total intangible assets	431,070	2,043,459

TOTAL ASSETS	$457,431	$2,601,995

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$538,344	$582,761
Advances payable	733,185	633,160
Current portion of convertible notes payable, net of discount of $0 and $58,695, respectively	—	731,220
Total current liabilities	1,271,529	1,947,141

Convertible notes payable, net of discount of $374,686 and $149,386, respectively	1,471,603	840,479
Total liabilities	2,743,132	2,787,620
Stockholders’ deficit:
Common stock; $0.0001 par value; 250,000,000 shares authorized; 64,236,407 and 35,436,407 shares issued and outstanding at May 31, 2015 and August 31, 2014, respectively	6,424	3,543
Additional paid in capital	9,284,287	5,220,994
Accumulated deficit	(11,576,412)	(5,410,162)
Total stockholders’ deficit	(2,285,701)	(185,625)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$457,431	$2,601,995

The accompany notes are an integral part of these unaudited consolidated financial statements.

MYGO GAMES HOLDING CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Nine months ended May 31,		Three months ended May 31,
	2015	2014	2015	2014
REVENUE
Software Sales	$19,867	$1,065	$9,989	$540
Trendabl Sales	7,680	—	7,680	—
Cost of goods sold	(5,828)	—	(5,828)	—
NET PROFIT	21,719	1,065	11,841	540

OPERATING EXPENSES
Game design expense	154,392	—	(71,427)	—
General and administrative expenses	1,014,730	362,494	364,219	89,916
Compensation (stock based compensation $2,671,891 and $0 respectively)	3,160,061	—	(337,354)	—
Loss on intangible asset impairment	1,496,641	—	1,496,641	—
Net (income)/loss from minority owned entity	—	2,072	—	2,072
Loss on acquisition of 20% of Novalon	—	25,000	—	—

LOSS FROM OPERATIONS	(5,804,105)	(388,501)	(1,440,238)	(91,448)

OTHER INCOME (EXPENSE)
Interest income	33	—	25	—
Other income	9	—	9	—
Interest expense	(355,148)	(437,531)	(117,378)	(198,604)
Gain/(loss) on debt settlement	(7,039)	—	243	—
NET LOSS	$(6,166,250)	$(826,032)	$(1,557,339)	$(290,052)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.11)	$(0.04)	$(0.03)	$(0.01)

COMMON SHARES OUTSTANDING Weighted Average Basic and fully diluted	55,781,096	19,798,662	55,994,649	22,975,652

The accompany notes are an integral part of these unaudited consolidated financial statements.

MYGO GAMES HOLDING CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	Nine months ended May 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(6,166,250)	$(826,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on acquisition of 20% of Novalon	—	25,000
Loss from minority owned entity	—	2,072
Loss on settlement of debt	7,039	—
Loss on intangible asset impairment	1,496,641	—
Amortization of discount on convertible notes payable	188,395	403,871
Depreciation and amortization	567,577	—
Stock based compensation	2,671,891	—
Changes in operating assets and liabilities:
Other current receivable	9,181	(357)
Prepaid expenses	23,886	—
Deposits	13,886	—
Accounts payable and accrued liabilities	(44,416)	96,375
Accrued interest payable	166,752	33,660
NET CASH USED IN OPERATING ACTIVITIES	(1,065,418)	(265,411)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire 20% of Novalon	—	(25,000)
Investment in joint venture –with related party	—	(500,000)
Investment in Trendabl	(92,813)	—
NET CASH USED IN INVESTING ACTIVITIES	(92,813)	(525,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	675,025	216,675
Proceeds from convertible debt – from related party	—	650,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	675,025	866,675

NET INCREASE (DECREASE) IN CASH	(483,206)	76,264

CASH, at the beginning of the period	491,256	75,190

CASH, at the end of the period	$8,050	$151,454

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$475,000	$880,490
Stock issued for asset purchase	$357,000	$—
Beneficial conversion of convertible note payable	—	218,490
Amount of convertible notes converted into common stock	$675,000	$516,804

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

On June 19, 2014 the Company completed the acquisition of MGG.  The original terms included the issuance of approximately 50 M shares of the Company’s stock to GO for the remaining 80% of the MGG.  These terms were amended and a settlement between the Company, GO and Daniel Hammett was reached that included GO giving back the 50 M common shares and new 7.5 M shares were issued at a price of $0.146 per share.  The Company also assumed GO debt of $1 M.   See Note 4 – Acquisition

On March 30, 2015, the Board accepted Paul Watson’s resignation from the Chief Marketing Officer and Director positions.  The terms of the settlement agreement with Paul Watson, dated March 29, 2015, authorizes the issuance of a common stock purchase option grant to Paul Watson. The grant shall be for the purchase of 7,500,000 shares at $0.05 per share for a term of one year from the date of grant. The Grant shall be fully vested upon the date of grant; the shares underlying the option grant are not to be registered and are subject to standard restrictions.

2. Going Concern

For the nine months ended May 31, 2015, the Company had a net loss of $6,166,250 and negative cash flow from operating activities of $1,065,418. As of May 31, 2015, the Company has negative working capital of $1,262,303.  The Company has emerged from the development stage, but is still ramping up production and sales.

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

The results of operations for the nine months ended May 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending August 31, 2015.

Basis of Consolidation
The consolidated financial statements for the quarter ended May 31, 2015 include the operations of the Company and its wholly-owned subsidiary, My Go Games LLC.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Research and development expenses - Expenditures for research and development of products are expensed as incurred.  There has been $154,392 of development costs, included in game design expense in the statement of operations incurred for the nine months ended May 31, 2015.

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

Intangible assets - Below is a table identifying the intangible assets subject to amortization.  At August 31, 2014, management determined that the remaining net book value of its Intellectual property related to the My Go Games LLC acquisitions should be valued as follows:

Original values of Intangible assets
Purchased intangible assets	$2,187,251
Estimated future amortization (years)	3 years
Amortization to-date	$690,610

This asset was impaired and written off as of May 31, 2015 (see note 6).

Below is a table identifying the intangible assets subject to amortization.  At May 31, 2015, management determined that the remaining net book value of its Intellectual property related to the Trendabl Inc. acquisitions should be valued as follows:

Original values of Intangible assets
Purchased intangible assets	$449,813
Estimated future amortization (years)	3 years
Amortization to-date	$18,743

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually.  The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows are less than the carrying amount of the asset.  The Company did not record any impairment charge for the period ended May 31, 2014 . The Company did record an impairment charge of $1,496,641 in the period ended May 31, 2015.

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

Advertising Revenues and Costs – We have contractual relationships with our brand-partners for advertisements within our games. We recognize advertising revenue as advertisements are delivered to customers as long as evidence of the arrangement exists (executed contract), the price is fixed and determinable, and we have assessed collectability as reasonably assured. Certain branded virtual goods and sponsorships are deferred and recognized over the estimated average life of the branded virtual good or as the branded virtual good is consumed, similar to game revenue.  All arrangements directly between us and brand-partners are recognized gross equal to the price paid to us by the end advertiser since we are the primary obligor, and we determine the price.  The Company recognized no advertising revenue and $6,486 of advertising costs, included in general and administrative expense on the statement of operations, for the period ended May 31, 2015. The Company recognized no advertising revenue and no advertising costs for the period ended May 31, 2014.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. Since the Company has not yet filed any tax returns, as of May 31, 2015, all prior tax years are still subject to audit.

Earnings (Loss) Per Share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At May 31, 2015, the Company had 102,686,677 potentially dilutive common shares compared to nil in the same period of 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of May 31, 2015 and 2014 and the quarters then ended on a recurring and nonrecurring basis:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Recent Accounting Pronouncements

We have implemented all the new relevant accounting pronouncements that are in effect through the date of these financial statements.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

The Company accounted for the acquisition utilizing the acquisition method of accounting in accordance with ASC 805 "Business Combinations".

The revised purchase price, not including acquisition costs paid by the Company that were expensed and totaled $122,459:

Original investment	$477,354
Stock issued	1,095,000
Convertible debt assumed	1,000,000
Purchase price	$2,572,354

Assets Acquired:

Cash and receivables net of payables of $47,669	$385,103
Software and service contracts	2,187,251
Purchase price	$2,572,354

On May 31, 2015 the Company impaired and wrote off this intangible asset (see note 6).

Acquisition of Trendabl Inc.

On April 15, 2015, the Company signed closing documents to acquire assets from Trendabl Inc.  These assets included web based applications, contracts, patents, trademarks, copyrights and an established marketing platform. This purchase has great potential to provide continuing cash flow as well as the existing marketing platforms to assist in marketing other business modules.  The costs to the Company were $100,000 cash reduced by payments received from Trendabl customers for periods prior to our ownership in the amount of $7,187.  In addition to the above cash costs, the Company issued 15,000,000 common shares at a price of $0.0238, closing price on December 31, 2014, for total stock consideration of $357,000.  The Company’s intangible asset increased by $449,813. The Company also granted three Trendabl consultants 5,000,000 stock options that vest pro-rata each month from the date of closing to December 31, 2015.

Below are pro forma consolidated income statements for the nine months ended May 31, 2015 and twelve months ended August 31, 2014, as if the acquisition occurred at the beginning of each period.

	Nine months ended	Twelve months ended
	May 31, 2015	August 31, 2014

NET REVENUE	64,379	111,607

NET LOSS	$(6,134,581)	$(2,259,578)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.11)	$(0.11)

COMMON SHARES OUTSTANDING Weighted Average Basic and fully diluted	55,781,096	19,798,662

The Company accounted for the acquisition utilizing the acquisition method of accounting in accordance with ASC 805 "Business Combinations".

Cash paid	$100,000
Cash received	(7,187)
Stock issued	357,000
Purchase price	$449,813

Assets Acquired:

Intellectual property, web based applications trademarks, copyrights, marketing platform and patents	449,813
Purchase price	$449,813

5.  Intangible Assets

Intangible assets consist of the following:

	May 31,
	2015	2014
Intellectual property, web based applications trademarks, copyrights, marketing platform and patents	449,813	-
Accumulated amortization	(18,743)	-
Total intangible assets	$431,070	$-

The above assets were placed in service as of April 15, 2015; as of May 31, 2015 accumulated amortization of $18,743.  The Company is amortizing the assets over a useful life of three years. The Company determined that the future cash flows to be provided from these assets exceed the carrying amount as of May 31, 2015 and therefore determined that no impairment charge was necessary.

During the 3rd quarter 2015, as part of the Company’s ongoing operations planning, expectations for sales and operating profits for the MGG acquisition was lowered significantly versus original forecasts. The lower expectations for sales and operating profits were largely driven by lack of capital necessary to implement marketing and distribution campaigns. The Company determined that a triggering event occurred in the 3rd quarter of 2015 and that an interim impairment review of the intangible assets related to the MGG was necessary. The Company performed a long lived asset recoverability test in accordance with ASC 360-10-35-15, “Impairment or disposal of Long Lived Assets” on the lowest level of identifiable cash flows on the acquisition. The recoverability test compared the carry value of each acquisition to their respective undiscounted cash flows. As a result of this test the Company determined that the intangible assets were not recoverable which resulted in a $1,496,641 intangible impairment charge in the quarter. The impairment charge is reflected in the Company’s operating results.

6. Accounts Payable

A former service provider has notified the Company of a lawsuit filed over unpaid monies for services rendered.  The Company was formally served on December 31, 2014.  The Company disagrees with the amounts owed, but has $196,278 accrued and included in accounts payable on the consolidated balance sheet until this matter is resolved.

In May 2015 the Company received a letter of default from the Austin Texas building management company.  Per the lease this triggers an accelerated lease clause which makes the remaining 2 years on the lease due immediately.  There is some disagreement over the amount owed, but the company has reflected an estimated $171,000 in accounts payable on the consolidated balance sheet until this matter is resolved.

7. Advances From Third Parties

During the nine months ended May 31, 2015 and 2014 the Company received net, non-interest bearing advances from certain third parties totaling $675,025 and $216,675, respectively.  Over time, these advances are converted into convertible notes that bear an interest rate and terms for converting into common stock of the Company.  On the balance sheet, advances totaled $733,160 and $633,160 for the period ended May 31, 2015 and August 31 2014 respectively.

The Company also assumed a liability in the form of advance for $100,000 during the settlement with Great Outdoors. This advance was settled on January 19, 2015 for 2,300,000 shares of common stock. No amounts were due under this advance as of May 31, 2015.

These advances are not collateralized and are due on demand.

8. Convertible Notes

Convertible notes payable consist of the following as of May 31, 2015 and August 31, 2014:

	May 31, 2015	August 31, 2014
Convertible note payable, dated January 31, 2013, bearing interest at 10% per annum, matures on January 31, 2015 and convertible into shares of common stock at $0.10	—	243
Convertible note payable, dated February 28, 2014, bearing interest at 10% per annum, matures on February 29, 2016 and convertible into shares of common stock at $0.05	158,490	158,490
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on July 8, 2016 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on July 8, 2016 and convertible into shares of common stock at $0.05	25,000	25,000
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on July 8, 2016 and convertible into shares of common stock at $0.05	25,000	25,000
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on July 8, 2016 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated April 30, 2014, bearing interest at 7% per annum, matures on July 8, 2016 and convertible into shares of common stock at $0.05	91,500	91,500
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2017 and convertible into shares of common stock at $0.05	8,500	8,500
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2017 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2017 and convertible into shares of common stock at $0.05	25,000	25,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2017 and convertible into shares of common stock at $0.05	200,000	200,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2017 and convertible into shares of common stock at $0.05	25,000	25,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2017 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2017 and convertible into shares of common stock at $0.05	75,000	75,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2017 and convertible into shares of common stock at $0.05	100,000	100,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2017 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2017 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2017 and convertible into shares of common stock at $0.05	50,000	50,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2017 and convertible into shares of common stock at $0.05	100,000	100,000
Convertible note payable, dated May 27, 2014, bearing interest at 7% per annum, matures on May 31, 2017 and convertible into shares of common stock at $0.05	25,000	25,000
Convertible note payable, dated May 31, 2014, bearing interest at 15% per annum, matures on May 31, 2017 and convertible into shares of common stock at $0.05	—	500,000
Convertible note payable, dated July 30, 2014, bearing interest at 15% per annum, matures on January 30, 2017 and convertible into shares of common stock at $0.05	250,000
Convertible note payable, dated July 25, 2014, bearing interest at 15% per annum, matures on January 25, 2017 and convertible into shares of common stock at $0.05	200,000
Convertible note payable, dated August 30, 2014, bearing interest at 15% per annum, matures on February 29, 2017 and convertible into shares of common stock at $0.05	25,000
Accrued interest payable	162,799	71,047
Total convertible notes payable and accrued interest	1,846,289	1,779,780
Less: current portion of convertible notes payable and accrued interest net of current discount	—	(731,220)
Less: total remaining discount on convertible notes payable	(374,687)	(208,081)
Noncurrent convertible notes payable, net of discount and purchase	$1,471,603	$840,479

On October 31, 2014 the Company assumed convertible debts of GO due to various investors in the amount of $308,500.  The Convertible Promissory Note bears interest at 7% per annum and is payable along with accrued interest on May 31, 2016. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share. (See Note 4) The maturity date on these notes have been extended to May 31, 2017.

On October 31, 2014 the Company assumed convertible debts of GO due to various investors in the amount of $91,500.  The Convertible Promissory Note bears interest at 7% per annum and is payable along with accrued interest on May 31, 2015. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share. (See Note 4) The maturity date on these notes have been extended to July 8, 2016.

On October 31, 2014 the Company assumed convertible debts of GO due to Ozal in the amount of $500,000.  The Convertible Promissory Note bears interest at 10% per annum if paid back in cash and 15% if converted to stock. This note is payable along with accrued interest on May 31, 2016. The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.05 per share. On November 5, 2014 this convertible note and $75,000 of interest was converted into 11,500,000 common shares of the Company. (See Note 4)

During the quarter ended November 30, 2014, the Company completed the conversion of three advances made to the Company totaling $475,000 into convertible notes.  These notes bear an interest rate of 10% per annum if paid in cash and 15% per annum if paid in common stock of the company.  These Convertible Promissory Notes mature 18 months after issuance and are convertible into common stock at the option of the holder at the rate of $0.05 per share.  The Company recognized a beneficial conversion feature on these notes as described below. (See Note 4)

The Company evaluated the terms of these notes in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature in the amount of  $170,413 on January 31, 2013, $172,450 on May 31, 2013, $323,895 on August 31, 2013, 158,490 on May 31, 2014, 96,600 on April 30, 2014, $80,000 on July 29, 2014, $250,000 on July 30, 2014, and $25,000 on August 29, 2014. The beneficial conversion feature was recognized as an increase in additional paid-in capital and a discount to the Convertible Note Payable. The discount to the Convertible Note Payable is being amortized to interest expense over the life of the note.

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

9. Common Stock

During the nine months ended May 31, 2015, the Company issued 11,500,000 shares of common stock for conversion of Convertible Notes Payable in the amount of $575,000. See Note 9.

On September 15, 2014 the Company issued 25,000,000 in restricted stock to employees and advisory board members.  This stock vests annually over 2 years. On February 10, 2015 the Company had an employee terminate their relationship with the Company and 2,000,000 shares of the restricted stock were forfeited due to lack of vesting.  The remaining 23,000,000 restricted shares were forfeited on May 8, 2015 due to the advisory board dissolving and employees terminating employment with the Company.  The cost associated with the restricted stock valued was therefore reversed due to pre-vesting forfeiture.  These forfeitures resulted in a reversal of $303,808 of fair value compensation expense for the period ended May 31, 2015.

The Company settled a cash advance debt in the amount of $100,000 of principle and $15,000 of interest on January 19, 2015 for 2,300,000 shares of common stock.

On April 15, 2015 the Company issued 15,000,000 shares to purchase intellectual property from Trendabl, Inc.

During the nine months, ended May 31, 2015 the Company has issued shares of common stock as a result of the conversion of convertible note payable, advance settlements and asset purchases as detailed in the following table:

Date	Amount Converted	Common Shares Issued
November 5, 2014	575,000	11,500,000
January 19, 2015	115,000	2,300,000
April 15, 2015	—	15,000,000
Total	$690,000	28,800,000

10. Share - Based Payments – Share Options

During the quarters ended May 31, 2015 and 2014, the Company expensed an additional $254,799 and $nil, respectively, of share-based payments. Offsetting this expense was a reversal of prior period share based payment expense due to forfeiture of $350,926.  The total share-based payments for the nine months ended May 31, 2015 and 2014 were $2,671,891 and $nil.  The Company is using the accelerated method of recognizing stock based compensation expense.

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

On January 19, 2015 the Company modified stock options granted to a debt holder from 2,500,000 to 3,000,000.   This was accounted for as an additional grant of 500,000 shares.  The exercise price remained at $0.05, but the expiration date became December 31, 2017 instead of December 31, 2024.  The original Black-Scholes model was adjusted and fair value of the option expense.  This transaction was reached as part of the Ramzan settlement of the $100,000 debt included in advances payable on the balance sheet as of August 31, 2014. This Advance was converted on January 19, 2015 into 2,300,000 of common stock along with the modified option grant above. The company recognized a loss of $7,282 on this settlement.

On April 15, 2015 the Company granted 5,000,000 stock options to the new advisory board members. These options were valued at $98,592 using the Black-Scholes model.  The vesting period was prorated daily from April 15, 2015 to December 31, 2015 and has a life of 3 years.  The model assumed 209% volatility and 2.82% risk free rate.  Market price of the stock on the grant date was $0.023.

During the quarter ended May 31, 2015 no stock options were exercised.  During the nine months ended May 31, 2014, no stock options were exercised.

A summary of the status of the options issued below as at May 31, 2015 and 2014, and changes during the periods ended on those dates is presented below. These options were not issued under a stock option plan.

	Options	Weighted Average Exercise Price $
Balance outstanding August 31, 2013	-	-
Options granted	30,160,000	0.05
Balance outstanding August 31, 2014	30,160,000	0.05
Options granted	45,780,000	0.05
Options forfeit	(15,316,695)
Balance outstanding May 31, 2015	60,623,305	0.05

The market price of the Company’s common stock was $0.0225 as of May 31, 2015; there is no intrinsic value of the above options.

The Company issued outstanding stock options to directors, officers, employees and contractors of the Company outstanding as follows:

As of May 31, 2015
Grant Date	Options Issued	Exercise Price $	Vesting Terms	Expiration date
May 27, 2014	15,000,000	0.05	C	December 31, 2024
June 4, 2014	25,000	0.05	D	June 15, 2021
June 4, 2014	28,305	0.05	C	June 15, 2021
September 15, 2014	15,000,000	0.05	B	December 31, 2024
September 15, 2014	2,020,000	0.05	A	December 31, 2024
September 15, 2014	11,000,000	0.05	D	December 31, 2024
October 30, 2014	1,250,000	0.05	D	October 30, 2017
December 23, 2014	3,000,000	0.05	D	December 31, 2017
January 19, 2015	800,000	0.05	D	January 19, 2017
March 29, 2015	7,500,000	0.05	D	April 15, 2016
April 15, 2015	5,000,000	0.05	E	April 15, 2016
	60,623,305

A. Options vest 1/3 on September 15, 2015, another 1/3 September 15, 2016 and the final 1/3 September 15, 2017.
B. Options vest 67% immediately and 33% on December 31, 2015.
C. Options vest 1/3 on December 31, 2014, another 1/3 December 31, 2015 and the final 1/3 December 31, 2016.
D. Options vest 100% immediately.
E. Options vest in equal daily increments until 100% vested on December 31, 2015.

The fair value of the options granted were measured based on the Black-Scholes Option Pricing Model.  The expected volatility is estimated by considering historic weighted average share price volatility.  The total fair value of all outstanding options is $3,541,394 of which $636,437 has not been recognized.

The inputs used in the measurement of fair value at the grant date of the share-based payments were as follows:

Grant Date	Fair Value at Grant Date	Share Price at Grant Date	Exercise Price	Expected Volatility (weighted average)	Expected Life (weighted average)	Expected Dividends	Risk Free Interest Rate
May 27, 2014	$0.049	$0.0501	$0.05	202%	5	-	2.82%
June 4, 2014	$0.078	$0.0788	$0.05	202%	%	-	2.82%
September 15, 2014	$0.093	$0.0950	$0.05	198%	5	-	2.82%
October 30, 2014	$0.046	$0.0501	$0.05	197%	5	-	2.82%
December 23, 2014	$0.037	$0.0390	$0.05	229%	3	-	2.82%
January 19, 2015	$0.015	$0.0200	$0.05	200%	2	-	2.82%
March 29, 2015	$0.019	$0.0300	$0.05	210%	1	-	2.82%
April 15, 2015	0.021	$0.0230	$0.05	209%	3	-	2.82%

The following table summarizes the weighted average exercise price and the weighted average remaining contractual life of the options outstanding and exercisable at May 31, 2015:

Outstanding					Exercisable
Exercise Price $	Options Outstanding	Expiry date	Weighted Average Remaining Life (years)	Weighted Average Exercise Price $	Options Exercisable	Weighted Average Exercise Price $
$0.05	15,000,000	December 31, 2024	9.59	$0.05	5,000,000	0.05
$0.05	53,305	June 15, 2021	6.05	$0.05	53,305	0.05
$0.05	1,250,000	October 31, 2017	2.42	$0.05	1,250,000	0.05
$0.05	28,020,000	December 31,2024	9.59	$0.05	23,500,000	0.05
$0.05	3,000,000	December 31, 2017	2.84	$0.05	3,000,000	0.05
$0.05	800,000	December 23, 2017	1.64	$0.05	800,000	0.05
$0.05	7,500,000	March 29, 2016	.83	$0.05	7,500,000	0.05
$0.05	5,000,000	April 15, 2016	2.88	$0.05	5,000,000	0.05
	60,623,305				46,050,000	0.05

11. Subsequent Events

There were no subsequent events.

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

In connection with the Share Exchange, the Company, GO and MGG entered into amended option agreements (the “Option Amendments”) with each of Daniel Hammett, Daniel Miller, and Paul Watson and certain employees of MGG that amended option agreements that MGG previously had entered into with each such persons.  Pursuant to each Option Amendment, in consideration for each such person’s continued employment at MGG, such person, the Company and MGG agreed that options to purchase membership interests of MGG were replaced with options to purchase shares of the Company’s shares of common stock at $0.05 per share (the “Company Options”).  Under these Company Options such persons had the right to acquire up to 82,660,000 shares of common stock of the Company.  These options have since been cancelled through the settlement agreements.

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

On October 30, 2014 the Company entered into a settlement agreement with Mr. Miller in relation to the disputes previously described.  The Company and Mr. Miller agreed to the following key points:

1)
Mr. Miller agreed to resign all employment with the Company in exchange for the Company agreeing to pay Mr. Miller severance in an amount equal to the payroll rate Mr. Miller was paid prior to his resignation ($12,500 per month minus FICA and standard payroll tax withholdings), which shall be payable in accordance with the Company’s normal pay cycle up through May 31, 2015; the Company will further ensure no lapse in health insurance coverage for Mr. Miller through May 31, 2015;

2)	Mr. Miller agreed to resign from the Board of Directors of the Company;

3)
Mr. Miller agreed to release and forfeit all of his current option grants in the Company (22,500,000 stock options exercisable at $0.05 per share) in exchange for the Company issuing to Mr. Miller 1,250,000 stock options with an exercise price of $0.05 per share exercisable for three years after the date of grant, with such options being fully vested and immediately exercisable, subject to applicable waiting periods prescribed by federal and state securities laws;

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

On March 30, 2015, the Board accepted Paul Watson’s resignation from the Company’s President, Chief Marketing Officer and Director positions.  As per the terms of a settlement agreement with Paul Watson, dated March 29, 2015, authorizes the issuance of a common stock purchase option grant to Paul Watson. The grant shall be for the purchase of 7,500,000 shares at $0.05 per share for a term of one year from the date of grant. The Grant was fully vested upon the date of grant; the shares underlying the option grant are not be registered and are subject to standard restrictions.

As of May 31, 2015, we had minimal revenues. We have incurred losses since inception, have been issued a going concern opinion from our auditors and rely upon the sale of our securities to fund operations. As of May 31, 2015, we had $8,050 in cash. We have subsequently received some restricted funding to satisfy payroll and other urgent expenses.

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

Results of Operations

We incurred a net loss of $6,166,250 for the nine months ended May 31, 2015. During this period, net cash used by operations was $1,065,419. As of May 31, 2015, we had working capital deficit of $1,262,303.

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

Nine months ended May 31, 2015 compared to the nine months ended May 31, 2014.

Revenue
Revenue increased to $27,547 for the nine months ended May 31, 2015, compared to $1,065 for the nine months ended May 31, 2014. This was due to the purchase of Trendabl, Inc. and the organic word of mouth ramping up of available games.  Trendabl revenue is only reflected from the acquisition date through the end of the quarter.  Amounts received for operations prior to the acquisition date have been included as part of the purchase price.  The Company began generating revenue from the sales of our games during the nine months ended May 31, 2014. No revenue was generated prior to that time.

Cost of Goods Sold
Cost of goods sold for the nine months ended May 31, 2015 was $5,828 compared with nil for the same period ended May 31, 2014.  This increase is due to the purchase of Trendabl assets in April 2015.

General and Administrative Expenses
We recognized general and administrative expenses in the amount of $1,014,731 and $362,494 for the nine months ended May 31, 2015 and 2014, respectively. The increase was primarily due to an increase in costs associated with acquiring office space and $567,577 in depreciation and amortization.

Game Design Expenses
The Company recognized $154,392 and $nil in game design expenses for the nine months ended May 31, 2015 and 2014 respectively.  The increase is due to the Company acquiring intellectual property and ramping up game development.

Compensation
The Company recognized $3,160,061 in compensation expense for the nine months ended May 31, 2015 and $0 for the same period 2014.  This is primarily due to stock based compensation expense of $2,671,891.  The Company has issued 44,570,000 stock options to employees and advisory board members over the last nine months.  As of May 31, 2015, the Company has 60,570,000 stock options outstanding.  On May 27, 2014 30,000,000 shares were granted. These options were valued using the Black-Scholes model to find the aggregate fair value and amortized using the accelerated amortization method.  The Company had no employees until May of 2014.

Loss from Operations
We recognized losses from operations of $5,804,106 and $388,501 for the nine months ended May 31, 2015 and 2014, respectively. The increase in the loss from operations was due to stock based compensation and depreciation and amortization discussed above.

Loss on Asset Impairment
During the nine months ended the company evaluated the intangible asset that resulted from the MGG purchase in the 4th quarter of 2014.  The Company determined the asset to be impaired as a result of limited funding to get the proper marketing and distribution in place to ramp the sales up to the previously furcated levels.  As a result the Company wrote off $1,496,641.

Interest Expense
Interest expense decreased from $437,531 for the nine months ended May 31, 2014 to $355,148 for the nine months ended May 31, 2015. Interest expense for the nine months ended May 31, 2015 included amortization of discount on convertible notes payable in the amount of $188,395, compared to $403,871 for the comparable period of 2014. The remaining decrease in amortization of discount on convertible notes is the result of the Company entering into more interest-bearing convertible notes payable that are at or above market price.

Net Loss
We incurred a net loss of $6,166,250 for the nine months ended May 31, 2015 as compared to $826,032 for the comparable period of 2014. The increase in the net loss was primarily the result of the stock based compensation expense and increase in general and administrative expenses discussed above.

Three months ended May 31, 2015 compared to the Three months ended May 31, 2014.

Revenue
Revenue increased to $17,669 for the three months ended May 31, 2015, compared to $540 for the three months ended May 31, 2014. This was due to the purchase of Trendabl, Inc. and the organic word of mouth ramping up of available games.  Trendabl revenue is only reflected from the acquisition date through the end of the quarter.  Amounts received for operations prior to the acquisition date have been included as part of the purchase price.  The Company began generating revenue from the sales of our games during the three months ended May 31, 2014. No revenue was generated prior to that time.

Cost of Goods Sold
Cost of goods sold for the three months ended May 31, 2015 was $5,828 compared with nil for the same period ended May 31, 2014.  This increase is due to the purchase of Trendabl assets in April 2015.

General and Administrative Expenses
We recognized general and administrative expenses in the amount of $364,219 and $89,916 for the three months ended May 31, 2015 and 2014, respectively. The increase was primarily due to an increase in costs associated with acquiring office space and $201,688 in depreciation and amortization.

Game Design Expenses
The Company recognized $71,427 reduction in game design expenses for the three months ended May 31, 2015 and $nil for the same period 2014.  The decrease is due to the Company writing off a large payable to a game developer for non-delivery of the product.

Compensation
The Company recognized $337,353 reduction in compensation expense for the three months ended May 31, 2015 and $0 for the same period 2014.  This is primarily due to stock based compensation expense reversal of ($393,892).  The Company has issued 12,500,00 stock options to employees and advisory board members over the last three months.  There were 15,316,695 options cancelled during the quarter.  On May 27, 2014 30,000,000 shares were granted. These options were valued using the Black-Scholes model to find the aggregate fair value and amortized using the accelerated amortization method.  The Company had no employees until May of 2014.

Loss from Operations
We recognized losses from operations of $1,440,239 and $91,448 for the three months ended May 31, 2015 and 2014, respectively. The increase in the loss from operations was due to stock based compensation and depreciation and amortization discussed above.

Interest Expense
Interest expense decreased from $198,604 for the three months ended May 31, 2014 to $117,378 for the three months ended May 31, 2015. Interest expense included amortization of discount on convertible notes payable. The decrease in amortization of discount on convertible notes is the result of the Company entering into more interest-bearing convertible notes payable that are at or above market price.

Loss on Asset Impairment
During the three months ended the company evaluated the intangible asset that resulted from the MGG purchase in the 4th quarter of 2014.  The Company determined the asset to be impaired as a result of limited funding to get the proper marketing and distribution in place to ramp the sales up to the previously furcated levels.  As a result the Company wrote off $1,496,641.

Net Loss
We incurred a net loss of $1,557,339 for the three months ended May 31, 2015 as compared to $290,052 for the comparable period of 2014. The increase in the net loss was primarily the result of  asset impairment write off, offset by the decrease in stock based compensation expense and decrease in game design expense discussed above.

Liquidity and Capital Resources

At May 31, 2015, the Company had cash balance of $8,050.  The Company has negative working capital of $1,262,303. Net cash used in operating activities for the nine months ended May 31, 2015 was $1,065,419.

We anticipate needing approximately $1,000,000 to $2,500,000 to fund operations and to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and we have not entered into any agreements that would obligate a third party to provide us with capital.

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

We determined our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 11, 2014, the Corporation filed Case No. D-1-GN-14-003406 – MyGO Games Holding, Co. and My Go Games, LLC, v. Daniel Hammett and Daniel Miller – in the District Court of Travis County, Texas, 98th Judicial District (the “Litigation”).  The Litigation arose from the previously disclosed investigation of possible breaches of the Corporation’s Code of Business and Ethical Conduct by Mr. Hammett, a former director and officer of the Registrant, and Mr. Miller, a current director (who has been asked to resign) and former officer of the Registrant.  The Registrant continues to investigate the possible breaches of the Registrant’s Code of Business and Ethical Conduct by Mr. Hammett and Mr. Miller and may amend its pleadings, during or at the completion of its investigation. Mr. Hammett disputes that he has resigned as a director of the Corporation or that proper corporate action has been taken to remove him from his executive offices of the Corporation.  Mr. Miller disputes that proper corporate actions has been taken to remove him from his executive officers of the Corporation. Both Mr. Hammett and Mr. Miller dispute that they committed any violations of the Corporation’s Code of Business and Ethical Conduct.

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

On December 31, 2014, a former service provider formally served the Company regarding a lawsuit filed over unpaid monies for services rendered.  The Company was formally served on December 31, 2014.  The Company disagrees with the amounts owed, but has $196,278 accrued and included in accounts payable on the consolidated balance sheet until this matter is resolved.

ITEM 1A. RISK FACTORS

See Risk Factors in the August 31, 2014 10K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended May 31, 2015, the Company issued shares of common stock as a result of the conversion of Convertible Notes Payable. No additional consideration was paid in connection with the conversion of the Convertible Notes Payable and the Company did not receive any additional proceeds from such conversions.  The shares of common stock were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided under Section 3(a)(9) of the Securities Act and/or Section 4(a)(2) of the Securities Act based on the representations of the holders of the Convertible Notes Payable to the Company of certain matters related to the conversions.

Date	Amount Converted	Common Shares Issued
November 5, 2014	$575,000	11,500,000
Total	$575,000	11,500,000

During the nine months ended May 31, 2015, we issued a 10% cash 15% stock Series A Convertible Notes in the amount of $475,000 USD.  The Notes are convertible at the option of the holders into shares of common stock of the Company, and at the holder’s option, accrued interest.  The Notes mature 18 months from the date of issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation 1
3.2	Amended and Restated Bylaws 3
3.3	Amended Articles of Incorporation dated June 27, 2012 2
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended4
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20024
101	XBRL Interactive data4
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

MyGO Games Holding Co.

Date: July 21, 2015	BY: /s/ G. Jonathan Pina
G. Jonathan Pina
Chief Executive Officer Chief Financial Officer (Principal Executive Officer)